Form 10-K
period 2004-03-31
CLIFTON SAVINGS BANCORP INC
filed 2004-06-29
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED MARCH 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________________________ TO _____________

                         Commission File Number: 0-50358

                          CLIFTON SAVINGS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         UNITED STATES                                 34-1983738
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

 1433 VAN HOUTEN AVENUE, CLIFTON, NEW JERSEY               07015
 (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (973) 473-2200

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

         Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----

         Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
  Yes         No    X
      -----       ------

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 4, 2004, which was the date the registrant's stock commenced trading, was $164,513,237 based upon the closing price of $12.25 as quoted on the Nasdaq National Market.

         The number of shares outstanding of the registrant's common stock as of June 1, 2004 was 30,530,470. Of such shares outstanding, 16,791,758 shares were held by Clifton MHC.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE 2004 ANNUAL REPORT TO STOCKHOLDERS AND OF THE PROXY STATEMENT FOR THE 2004 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PARTS II AND III, RESPECTIVELY, OF THIS FORM 10-K.

                                      INDEX

                                     Part I

                                                                                                            Page

Item 1.     Business...........................................................................................1
Item 2.     Properties........................................................................................17
Item 3.     Legal Proceedings.................................................................................17
Item 4.     Submission of Matters to a Vote of Securities Holders.............................................18

                                     Part II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.............................18
Item 6.     Selected Financial Data...........................................................................18
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operation..............18
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........................................19
Item 8.     Financial Statements and Supplementary Data.......................................................19
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .............19
Item 9A.    Controls and Procedures...........................................................................19

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant................................................19
Item 11.    Executive Compensation............................................................................19
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters.............................................................................19
Item 13.    Certain Relationships and Related Transactions....................................................20

                                     Part IV

Item 14.    Principal Accountant Fees and Services............................................................20
Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................20


            THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS ARE NOT HISTORICAL FACTS, RATHER STATEMENTS BASED ON CLIFTON SAVINGS BANCORP, INC.'S CURRENT EXPECTATIONS REGARDING ITS BUSINESS STRATEGIES, INTENDED RESULTS AND FUTURE PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE PRECEDED BY TERMS SUCH AS "EXPECTS," "BELIEVES," "ANTICIPATES," "INTENDS" AND SIMILAR EXPRESSIONS.

            MANAGEMENT'S ABILITY TO PREDICT RESULTS OR THE EFFECT OF FUTURE PLANS OR STRATEGIES IS INHERENTLY UNCERTAIN. FACTORS WHICH COULD AFFECT ACTUAL RESULTS INCLUDE INTEREST RATE TRENDS, THE GENERAL ECONOMIC CLIMATE IN THE MARKET AREA IN WHICH CLIFTON SAVINGS BANCORP OPERATES, AS WELL AS NATIONWIDE, CLIFTON SAVINGS BANCORP'S ABILITY TO CONTROL COSTS AND EXPENSES, COMPETITIVE PRODUCTS AND PRICING, LOAN DELINQUENCY RATES AND CHANGES IN FEDERAL AND STATE LEGISLATION AND REGULATION. THESE FACTORS SHOULD BE CONSIDERED IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. CLIFTON SAVINGS BANCORP ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.


                                     PART I

ITEM 1.     BUSINESS

GENERAL

            Clifton Savings Bancorp, Inc. was organized as a federal corporation at the direction of Clifton Savings Bank, S.L.A. in connection with the mutual holding company reorganization of Clifton Savings. The reorganization was completed on March 3, 2004. In the reorganization, Clifton Savings Bancorp sold 45% of its outstanding shares of common stock (13,738,712 shares) to the public and issued 55% of its outstanding shares of common stock (16,791,758 shares) to Clifton MHC, the mutual holding company parent of Clifton Savings. So long as Clifton MHC exists, it will own at least a majority of Clifton Savings Bancorp's common stock. Clifton Savings Bancorp's business activity is the ownership of the outstanding capital stock of Clifton Savings and management of the investment of offering proceeds retained from the reorganization. Clifton Savings Bancorp neither owns nor leases any property but instead uses the premises, equipment and other property of Clifton Savings with the payment of appropriate rental fees, as required by applicable law and regulations. In the future, Clifton Savings Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so. Clifton Savings Bancorp has no significant assets, other than all of the outstanding shares of Clifton Savings, and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Clifton Savings.

         Clifton Savings is a New Jersey state chartered savings and loan association, and has served its customers in New Jersey since 1928. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area. We attract deposits from the general public and use those funds to originate one- to four-family, multi-family and commercial real estate, and consumer loans, which we hold for investment.

AVAILABLE INFORMATION

         Clifton Savings Bancorp's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.cliftonsavings.com, as soon as reasonably practicable after such reports are
----------------------
electronically filed with, or furnished to, the Securities and Exchange Commission.

MARKET AREA

         We are headquartered in Clifton, New Jersey, which is located in northeast New Jersey and situated approximately 20 miles west of New York City. In addition to our main office located in Passaic County, we operate nine branch offices in Bergen and Passaic Counties, which, along with Essex County, we consider our primary market area. The economy in our market area is primarily oriented to the service, manufacturing, medical and retail industries. The area is also home to commuters working in the greater New York City metropolitan area.

COMPETITION

         We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors' funds from money market funds and other corporate and government securities. At June 30, 2003, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 1.33% of the deposits in Bergen and Passaic Counties, which is the 19th market share out of 50 financial institutions with offices in these counties. In addition, banks owned by FleetBoston Financial Corporation, Wachovia Corporation, J.P. Morgan Chase & Co. and Washington Mutual, Inc., all of which are large regional bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.

         Our competition for loans comes primarily from financial institutions in our market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

         We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

LENDING ACTIVITIES

         GENERAL. Our loan portfolio consists primarily of one- to four-family mortgage loans. To a much lesser extent, our loan portfolio includes multi-family and commercial real estate loans, construction and consumer loans. Clifton Savings historically and currently only originates loans for investment purposes. At March 31, 2004, Clifton Savings had no loans that were held for sale.

         ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

         We offer fixed rate loans with terms of either 15, 20 or 30 years. Our adjustable-rate mortgage loans are based on a 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust annually after either a one, seven or 10 year initial fixed period. In addition, we offer adjustable-rate mortgage loans that adjust every three years after a three year initial fixed period. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% above either the one- or three-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

         While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

         While one- to four-family residential real estate loans are normally originated with up to 30-year terms; such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

         We generally do not make conventional loans with loan-to-value ratios exceeding 95% and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved appraiser. We require title insurance on all first mortgage loans. Borrowers must obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.

         In an effort to provide financing for moderate income and first-time buyers, we offer several special targeted lending programs (including a low- to moderate-income program) and a first-time home buyers program. We offer residential mortgage loans through these programs to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. We offer adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by mixed-use properties with residential units as well as retail space. We intend to continue to grow this segment of our loan portfolio.

         We originate five year adjustable-rate multi-family and commercial real estate loans for terms up to 20 years. Interest rates and payments on our adjustable-rate mortgage loans adjust every five years after a five year initial fixed period. Interest rates and payment on our adjustable rate loans generally are adjusted to a rate typically equal to 3.25% above the five-year constant maturity treasury index. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 75% of the appraised value.

         Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family and commercial real estate loans. We also perform annual reviews and prepare write-ups on all loans where the loan is secured by commercial or multi-family real estate.

         At March 31, 2004, we had nine loans with principal balances in excess of $500,000. These loans included one loan secured by a mixed-use building that includes retail stores and two apartments totaling $627,000, or 6.6% of multi-family and commercial real estate loans. In addition, we had one loan secured by a multi-family property totaling $624,000, or 6.6% of multi-family and commercial real estate loans. At March 31, 2004, all of these loans were performing in accordance with their terms.

         RESIDENTIAL CONSTRUCTION LOANS. To a much lesser extent, we originate loans to finance the construction of residential dwellings. Construction loans generally provide for interest-only payments at fixed-rates of interest and have terms of six to 12 months. At the end of the construction period, the loan generally converts into a permanent loan. Construction loans generally may be considered for loan-to-value ratios of up to 70%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We generally use independent fee appraisers for construction disbursement purposes.

         Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

         CONSUMER LOANS. We offer a variety of consumer loans, including second mortgage loans, loans secured by passbook or certificate accounts, and home equity lines of credit.

         The procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

         LOAN ORIGINATIONS. Loan originations come from a number of sources. The customary sources of loan originations include internet mortgage loan marketers, local mortgage brokers, advertising, referrals from customers, and personal contacts by our staff. We generally retain for our portfolio all of the loans that we originate. We occasionally purchase participation interests in real estate loans in our market area.

         LOAN APPROVAL PROCEDURES AND AUTHORITY. Our policies and loan approval limits are established and approved by the Board of Directors. All residential mortgage loans not exceeding Fannie Mae and Freddie Mac conforming loan amounts and all consumer loans require the approval of senior management and are ratified by the Board of Directors. All other loans require the approval of our Board of Directors. The Board of Directors meets weekly to review all mortgage loans.

         LOANS TO ONE BORROWER. The maximum amount that we may lend to one borrower and the borrower's related entities is limited by regulation. At March 31, 2004 our regulatory limit on loans to one borrower was $19.9 million. At that date, our largest lending relationship was $1.7 million and included seven loans to one individual, all of which were performing according to the original repayment terms at March 31, 2004.

         LOAN COMMITMENTS. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 90 days or less.

         DELINQUENCIES. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 30 days past due. If payment is not then received by the 45th day of delinquency, additional letters and phone calls generally are made. When the loan becomes 90 days past due, we send a letter notifying the borrower that we will commence foreclosure proceedings if the loan is not brought current within 30 days. When the loan becomes 120 days past due, we will commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

INVESTMENT ACTIVITIES

         We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities. We also are required to maintain an investment in Federal Home Loan Bank of New York stock.

         At March 31, 2004, our investment portfolio consisted of Federal agency debt securities with maturities of 15 years or less and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. We purchase mortgage-backed securities in an effort to increase yield, improve liquidity, provide call protection, and enhance our qualified thrift lender ratio.

         Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. Clifton Savings' Board of Directors has the overall responsibility for Clifton Savings' investment portfolio, including approval of Clifton Savings' investment policy and appointment of Clifton Savings' Investment Committee. The Investment Committee is responsible for approval of investment strategies and monitoring of the investment performance of Clifton Savings. Clifton Savings' President is the designated investment officer and is responsible for the daily investment activities and is authorized to make investment decisions consistent with Clifton Savings' investment policy. The Investment Committee meets regularly with the President in order to review and determine investment strategies and transactions.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

         GENERAL. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

         DEPOSIT ACCOUNTS. Substantially all of our depositors are residents of the State of New Jersey. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including NOW and Super NOW accounts, money market accounts, regular savings accounts, club savings accounts and certificates of deposit. We do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. In the past, our strategy had been to attract and retain deposits by offering the highest rates in our market area. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity. We have also changed our advertising to emphasize transaction accounts, with the goal of shifting our mix of deposits towards a smaller percentage of higher cost time deposits.

         BORROWINGS. Historically, we have not relied upon advances from the Federal Home Loan Bank of New York to supplement our supply of lendable funds or to meet deposit withdrawal requirements; however, as part of our leveraging strategy, we may rely upon advances from the Federal Home Loan Bank in the future.

         The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. We have authority to borrow up to 20% of assets under a short-term line of credit.

SUBSIDIARY ACTIVITIES

         Clifton Savings Bancorp's sole subsidiary is Clifton Savings. Clifton Savings has no subsidiaries.

PERSONNEL

         As of March 31, 2004, we had 76 full-time employees and 20 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

                           REGULATION AND SUPERVISION

GENERAL

         Clifton Savings is subject to extensive regulation, examination and supervision by the New Jersey Commissioner of Banking and Insurance and the New Jersey Department of Banking and Insurance, as its chartering agency, the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Clifton Savings is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Clifton Savings must file reports with the New Jersey Department of Banking and Insurance, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the New Jersey Department of Banking and Insurance, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation to evaluate Clifton Savings' safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the New Jersey Department of Banking and Insurance, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the New Jersey legislature or Congress, could have a material adverse impact on Clifton Savings Bancorp and Clifton Savings and their operations.

         Clifton Savings Bancorp and Clifton MHC as savings and loan holding companies, are also required to file certain reports with, are subject to examination by, and otherwise comply with the rules and regulations of the New Jersey Department of Banking and Insurance and the Office of Thrift Supervision. Clifton Savings Bancorp is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

         Certain of the regulatory requirements that are applicable to Clifton Savings, Clifton Savings Bancorp and Clifton MHC are described below. This description of statutory provisions and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Clifton Savings, Clifton Savings Bancorp and Clifton MHC and is qualified in its entirety by reference to the actual statutes and regulations.

REGULATION OF NEW JERSEY SAVINGS ASSOCIATIONS

         GENERAL. New Jersey law and the New Jersey Department of Banking and Insurance regulate, among other things, Clifton Savings' internal corporate governance procedures as well as its deposits, lending and investment activities and its ability to declare and pay dividends. The New Jersey Department of Banking and Insurance must approve changes to a savings association's certificate of incorporation, the establishment or relocation of branch offices, mergers and the issuance of additional stock. As primary federal regulator, the Office of Thrift Supervision also regulates some of these areas and must approve certain corporate transactions such as mergers.

         BUSINESS ACTIVITIES. The activities of New Jersey-chartered, Federal Deposit Insurance Corporation insured savings associations are governed by the New Jersey Savings and Loan Act (1963), as amended, the Home Owners' Loan Act, as amended and, the Federal Deposit Insurance Act and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which savings associations may engage. In particular, under the New Jersey Savings and Loan Act, specific lending activities of New Jersey savings associations may be limited to a specified percentage of the association's assets or capital. Also, certain activities or investments of a state savings association allowable under New Jersey law may be constrained by federal law or regulation. New Jersey law contains a "parity" provision which provides state savings associations with authority that may be exercised by national banks, federally chartered savings associations, out of state banks or savings banks and bank and financial holding companies upon approval by the New Jersey Department of Banking and Insurance.

         BRANCHING. New Jersey law provides that, upon satisfaction of certain specified conditions, as determined by the New Jersey Department of Banking and Insurance, savings associations located in a state which has reciprocal legislation in effect on substantially the same terms and conditions as New Jersey law may acquire, or be acquired by, New Jersey savings associations or holding companies. Further, New Jersey's parity provision would permit interstate de novo branching by savings associations to the same extent Office of Thrift Supervision permits interstate branching for federal savings associations. Office of Thrift Supervision regulations generally authorize nationwide branching by federal savings association.

         ACTIVITIES AND INVESTMENT. The Federal Deposit Insurance Act imposes certain restrictions on the activities and investments of state savings associations such as Clifton Savings. No state savings association may engage as principal in any activity that is not permitted for federally chartered savings associations unless the association is in compliance with federal regulatory capital requirements and the Federal Deposit Insurance Corporation has determined that the activity does not pose a significant risk to the deposit insurance fund. A state savings association may engage in an activity that is permissible for a federal savings association, but in a greater amount, only if the institution is in capital compliance and the Federal Deposit Insurance Corporation has not determined that engaging in that amount of activity poses a risk to the affected deposit insurance fund. Also, a state savings association may not acquire directly an equity investment of a type or in an amount that is not permissible for federal associations. Generally, service corporations of state savings associations may not engage in activities not permissible for service corporations of federal savings associations unless the association is in capital compliance and the Federal Deposit Insurance Corporation determines that the activity poses no significant risk to the deposit insurance fund.

         LOANS-TO-ONE BORROWER. Under the Home Owners Loan Act and New Jersey law, savings associations are subject to limits on loans-to-one borrower. Generally, this limit is 15% of the association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include financial instruments and bullion.

         QTL TEST. The Home Owners Loan Act requires all savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less:
(i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including mortgage-backed and related securities) in at least 9 months out of each 12-month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments." A savings association that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under certain restrictions. As of March 31, 2004, Clifton Savings met the qualified thrift lender test.

         LIMITATION ON CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings association, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. Under the regulations, application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the association does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (I.E., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if it is a subsidiary of a holding company. In the event Clifton Savings' capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, Clifton Savings' ability to make capital distributions could be restricted. Following the reorganization, Clifton Savings may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the reorganization. Additionally, the Office of Thrift Supervision could prohibit a proposed capital distribution by any savings association, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

         TRANSACTIONS WITH RELATED PARTIES. Clifton Savings' authority to engage in transactions with related parties or "affiliates" (I.E., any company that controls or is under common control with an institution, including Clifton Savings Bancorp and any non-savings institution subsidiaries that Clifton Savings Bancorp may establish) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. Also, savings associations are prohibited from lending to any affiliate that is engaged in activities not permitted for bank holding companies and no savings association may purchase the securities of an affiliate (other than a subsidiary).

         The Sarbanes-Oxley Act generally prohibits loans by a company to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution, such as Clifton Savings, to its executive officers and directors in compliance with federal banking laws. Under such laws, Clifton Savings' authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is restricted. The law limits both the individual and aggregate amount of loans that may make to insiders based, in part, on Clifton Savings capital position and requires certain board approval procedures to be followed. Such loans are required to be made in terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

         STANDARDS FOR SAFETY AND SOUNDNESS. The Federal Deposit Insurance Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these safety and soundness standards.

The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency will require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

         CAPITAL REQUIREMENTS. Office of Thrift Supervision and New Jersey Department of Banking and Insurance capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) which compares Tier 1 capital to total adjusted assets, and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. A savings institution also must maintain risk-based capital for recourse obligations, direct credit substitutes and residual interests. The amount of risk-based capital required for a residual interest generally depends on whether it has been assigned a credit rating by a nationally recognized statistical rating organization. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The Office of Thrift Supervision and the New Jersey Department of Banking and Insurance also have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an association's capital level is or may become inadequate in light of the particular circumstances.

         At March 31, 2004, Clifton Savings met each of its capital requirements.

PROMPT CORRECTIVE REGULATORY ACTION

         Under the prompt corrective action statute, the Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of capitalization. Generally, a savings association that has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure is considered to be "well capitalized." A savings institution that has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized" is considered to be "adequately capitalized." A savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital or risk-based assets ratio that is less than 4.0% is considered to be undercapitalized. A savings association that has a total risk-based capital less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings association that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the Office of Thrift

Supervision within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The Office of Thrift Supervision will not accept a capital restoration plan unless it determines that the plan contains all of the required elements, is based on realistic assumptions and is likely to succeed in restoring the institution's capital, and would not appreciably increase the risk to which the institution is exposed. Compliance with the plan must be guaranteed by any parent holding company, which may include a financial commitment. This guarantee may prevent the holding company from making any capital distributions to shareholders, repurchasing any of its own stock, or incurring additional debt. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth and capital distributions and limitations on expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

INSURANCE OF DEPOSIT ACCOUNTS

         Clifton Savings is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Clifton Savings. Management cannot predict what insurance assessment rates will be in the future.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2003, FICO payments for Savings Association Insurance Fund members approximated 1.60 basis points of assessable deposits.

         Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Clifton Savings does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         ENFORCEMENT. The New Jersey Department of Banking and Insurance has extensive enforcement authority over New Jersey savings associations and, under certain circumstances, affiliated parties, insiders, and agents. This enforcement authority includes: cease and desist orders, receivership, conservatorship, restraining orders, removal of officers and directors, emergency closures, dissolution and liquidation. Fines for violations can range from $100 to $5,000 per day.

         The Office of Thrift Supervision has primary federal enforcement responsibility over federally-insured savings associations and has the authority to bring actions against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a savings association. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership or conservatorship. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings association. If action is not taken by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. The Federal Deposit Insurance Corporation also has authority to terminate deposit insurance. Federal and state law also establish criminal penalties for certain violations.

COMMUNITY REINVESTMENT ACT

         Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. New Jersey law similarly requires the New Jersey Department of Banking and Insurance consider an association's Community Reinvestment Act rating in connection with evaluating applications.

         Community Reinvestment Act requires public disclosure of an institution's rating and requires the Office of Thrift Supervision to provide a written evaluation of an association's Community Reinvestment Act performance utilizing a four-tiered descriptive rating system. Clifton Savings' latest Community Reinvestment Act rating, received from the Office of Thrift Supervision in July 2003, was "Satisfactory."

FEDERAL HOME LOAN BANK SYSTEM

         Clifton Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Clifton Savings, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Clifton Savings was in compliance with this requirement at March 31, 2004.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, Clifton Savings' net interest income would likely also be reduced. Further, there can be no assurance that the impact of future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by Clifton Savings.

FEDERAL RESERVE SYSTEM

         Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $45.4 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3.0% and for amounts greater than $45.4 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%). The first $6.6 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. Clifton Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Clifton Savings' interest-earning assets.

HOLDING COMPANY REGULATION

         GENERAL. Clifton Savings Bancorp and Clifton MHC are savings and loan holding companies within the meaning of federal law. As such, these companies are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over Clifton

Savings Bancorp and Clifton MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

         New Jersey law provides the New Jersey Department of Banking and Insurance with authority to examine savings and loan holding companies that control state associations and to secure certain reports from such companies.

         RESTRICTIONS APPLICABLE TO MUTUAL HOLDING COMPANIES. Pursuant to
Section 10(o) of the Home Owners Loan Act and Office of Thrift Supervision regulations, a mutual holding company, such as Clifton MHC, may generally engage in the following activities: (1) investing in the stock of a bank; (2) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by Office of Thrift Supervision for multiple savings and loan holding companies. Recent legislation, which authorized mutual holding companies to engage in activities permitted by financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

         The Home Owners Loan Act prohibits a savings and loan holding company, including a federal mutual holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the Office of Thrift Supervision. The Home Owners Loan Act also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by the Home Owners Loan Act; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test set forth in Section 10(m) of the Home Owners Loan Act and the regulations of the Office of Thrift Supervision, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution's failure to so qualify.

         STOCK HOLDING COMPANY SUBSIDIARY REGULATION. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. Under these rules, a stock holding company subsidiary, such as Clifton Savings Bancorp, holds all the shares of the mutual holding company's bank subsidiary and issues the majority of its own shares to the mutual holding company parent. The stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent subject to the same restrictions and conditions.

         ACQUISITION OF CONTROL. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company or savings association. An acquisition of "control" can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or Bank or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

         New Jersey law requires a similar filing with and prior approval by the New Jersey Department of Banking and Insurance.

         WAIVERS OF DIVIDENDS BY CLIFTON MHC. Office of Thrift Supervision regulations require Clifton MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Clifton Savings Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. We anticipate that Clifton MHC will waive dividends paid by Clifton Savings Bancorp.

         CONVERSION OF CLIFTON MHC TO STOCK FORM. Office of Thrift Supervision regulations permit Clifton MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction a new holding company would be formed as the successor to Clifton Savings Bancorp, Clifton MHC's corporate existence would end, and certain depositors of Clifton Savings would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Clifton MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that stockholders other than Clifton MHC own the same percentage of common stock in the new holding company as they owned in Clifton Savings Bancorp immediately prior to the conversion transaction. Under Office of Thrift Supervision regulations, stockholders other than Clifton MHC would not be diluted because of any dividends waived by Clifton MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Clifton MHC converts to stock form. The total number of shares held by stockholders other than Clifton MHC after a conversion transaction also would be increased by any purchases by stockholders other than Clifton MHC in the stock offering conducted as part of the conversion transaction.

FEDERAL SECURITIES LAWS

         Clifton Savings Bancorp common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Clifton Savings Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

SARBANES-OXLEY ACT OF 2002

         On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002, which implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

         Under the Sarbanes-Oxley Act, bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies and changes in ownership in a company's securities by directors and executive officers.

         The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Among other requirements, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not.

PRIVACY REQUIREMENTS OF THE GLBA

         The Gramm-Leach-Bliley Act of 1999, provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of personal financial information with unaffiliated third parties.

ANTI-MONEY LAUNDERING

         On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the "USA PATRIOT Act"). The USA PATRIOT Act significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

OTHER REGULATIONS

         Interest and other charges collected or contracted for by Clifton Savings are subject to state usury laws and federal laws concerning interest rates. Clifton Savings' loan operations are also subject to federal laws applicable to credit transactions, such as the:

         o Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

         o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

         o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

         o Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

         The deposit operations of Clifton Savings also are subject to the:

         o Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         o Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

                           FEDERAL AND STATE TAXATION

FEDERAL INCOME TAXATION

         GENERAL. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 1995. For its 2004 year, Clifton Savings' maximum federal income tax rate is 34%.

         BAD DEBT RESERVES. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $6.4 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Clifton Savings makes a "non-dividend distribution" to Clifton Savings as described below.

         DISTRIBUTIONS. If Clifton Savings makes "non-dividend distributions" to Clifton Savings Bancorp, the distributions will be considered to have been made from Clifton Savings' unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the "non-dividend distributions," and then from Clifton Savings' supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Clifton Savings' taxable income. Non-dividend distributions include distributions in excess of Clifton Savings' current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Clifton Savings' current or accumulated earnings and profits will not be so included in Clifton Savings' taxable income.

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Clifton Savings makes a non-dividend distribution to Clifton Savings Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Clifton Savings does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

STATE TAXATION

         NEW JERSEY TAXATION. Clifton Savings, Clifton Savings Bancorp and Clifton MHC are subject to New Jersey's Corporation Business Tax at the rate of 9% on their taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, "taxable income" generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Clifton Savings Bancorp, Clifton MHC and Clifton Savings are elected annually by the Board of Directors and serve at the Board's discretion. The executive officers of Clifton Savings Bancorp, Clifton MHC and Clifton Savings are:


NAME                                          POSITION
------------                                  --------------
John A. Celentano, Jr..................       Chairman of the Board and Chief Executive Officer
                                              of Clifton Savings Bancorp and Clifton MHC and
                                              Chairman of the Board of Clifton Savings

Walter Celuch..........................       President and Corporate Secretary of Clifton
                                              Savings Bancorp and Clifton MHC and President,
                                              Chief Executive Officer and Secretary of Clifton
                                              Savings

Bart D'Ambra...........................       Executive Vice President and Chief Operating
                                              Officer of Clifton Savings

Stephen A. Hoogerhyde..................       Executive Vice President and Chief Lending Officer
                                              of Clifton Savings

Christine R. Piano, C.P.A..............       Chief Financial Officer and Treasurer of Clifton
                                              Savings Bancorp and Clifton MHC and Executive Vice
                                              President and Chief Financial Officer of Clifton
                                              Savings


         Below is information regarding the executive officers of Clifton Savings Bancorp and Clifton Savings who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of March 31, 2004.

         WALTER CELUCH has been President and Corporate Secretary of Clifton Savings Bancorp and Clifton MHC since 2004 and has been President and Chief Executive Officer of Clifton Savings since January 1999. From October 1987 until December 1998, Mr. Celuch served as the Senior Vice President and Chief Financial Officer of Clifton Savings. Mr. Celuch has served with Clifton Savings for over 15 years. Age 56.

         BART D'AMBRA has been Executive Vice President and Chief Operating Officer of Clifton Savings since March 2003. Mr. D'Ambra served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. D'Ambra served Clifton Savings as a Vice President. Mr. D'Ambra has served with Clifton Savings for over 10 years. Age 55.

         STEPHEN A. HOOGERHYDE has been Executive Vice President and Chief Lending Officer of Clifton Savings since March 2003 and April 2002, respectively. Mr. Hoogerhyde served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. Hoogerhyde served Clifton Savings as Vice President and Mortgage Officer. Mr. Hoogerhyde has served with Clifton Savings for over 17 years. Age 49.

         CHRISTINE R. PIANO, a certified public accountant, has been Chief Financial Officer and Treasurer of Clifton Savings Bancorp and Clifton MHC since 2004 and has been Executive Vice President and Chief Financial Officer of

Clifton Savings since April 2003 and March 1999, respectively. Ms. Piano served as Vice President from March 2000 to April 2003 and as Assistant Vice President from March 1999 to March 2000. Prior to 1999, Ms. Piano was a Manager at Radics & Co., LLC, an accounting and auditing firm. Age 40.

ITEM 2.  PROPERTIES

         We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of March 31, 2004.


                                                 NET BOOK VALUE
                                  YEAR              AS OF              SQUARE         OWNED/
LOCATION                         OPENED         MARCH 31, 2004        FOOTAGE         LEASED
------------                   -----------   ---------------------   -----------   -------------
                                                    (DOLLARS IN THOUSANDS)

MAIN OFFICE:
1433 Van Houten Avenue            1981                     $2,612        10,460       Owned

BRANCHES:
CLIFTON:
1055 Clifton Avenue               1956                        854         2,484       Owned
1 Village Square West             1928                        216         1,550       Owned
319 Lakeview Avenue               1970                         57         3,311       Owned
646 Van Houten Avenue             1968                        143         1,081       Owned
387 Valley Road                   1971                          1           995     Leased(1)
GARFIELD:
247 Palisade Avenue(2)            2004                      1,352         3,130       Owned
369 Lanza Avenue                  1977                      1,103         2,174       Owned
WALLINGTON:
163 Maple Avenue(3)               2003                        465           680       Owned
WAYNE:
1158 Hamburg Turnpike             2003                        218         1,617     Leased(4)

-------------------------
(1) The current lease expires in 2006 with an option for an additional 5 years.
(2) This branch replaced a previously leased facility which was opened in 1975.
(3) This is a temporary facility. The permanent facility at 55 Union Boulevard was opened on May 13, 2004.
(4) The current lease expires in 2008 with an option for an additional 5 years.

ITEM 3.  LEGAL PROCEEDINGS

         On January 14, 2003, Lawrence B. Seidman, a depositor at Clifton Savings, filed an action in the Chancery Division of the Superior Court of New Jersey, Passaic County, to temporarily enjoin, among other things, Clifton Savings from implementing its proposed "Plan of Reorganization and Stock Issuance" pending a further hearing. That request was denied in its entirety. On January 26, 2004, all defendants removed the state court lawsuit to federal court whereupon Mr. Seidman sought additional restraints which would have the effect of delaying the Special Meeting of members to vote on the proposed "Plan of Reorganization and Stock Issuance."

         On February 4, 2004, the Office of Thrift Supervision ("OTS") informed Mr. Seidman that he was prohibited from soliciting proxies for the Special Meeting without obtaining OTS approval and further stated that his failure to comply with OTS regulations may result in a referral of the matter to its Office of Enforcement. On February 13, 2004, the New Jersey Department of Banking and Insurance also denied Mr. Seidman's request to solicit proxies for the Special Meeting.

         On February 18, 2004, at the scheduled hearing on Mr. Seidman's application for temporary restraints and injunctive relief, the United States District Court for the District of New Jersey accepted Mr. Seidman's voluntary dismissal of his application for temporary restraints and preliminary injunctive relief and all claims relating to the Special Meeting of members. The District Court also dissolved all restraints against all parties concerning the election of directors at the 2004 Annual Meeting. The District Court remanded to the Superior Court of New Jersey two state law claims.

         On February 24, 2004, Mr. Seidman filed a notice of appeal in the Superior Court of the State of New Jersey, Appellate Division, seeking review of the determination made on February 13, 2004 by the Commissioner of Banking and Insurance which denied Mr. Seidman the right to communicate with members of Clifton Savings and the determination made on January 22, 2004 in the Commissioner's intent to approve the application of Clifton Savings to convert. Mr. Seidman noticed both the Office of the Attorney General, State of New Jersey and Clifton Savings of this appeal. At this time, the appeal is being briefed and a decision on the appeal is not expected for some time. Clifton Savings remains confident that the Commissioner's determinations will be upheld by the Appellate Division.

         On February 25, 2004, Mr. Seidman filed yet another complaint in the Chancery Division of the Superior Court of New Jersey, Passaic County, seeking:
(1) a ruling declaring that the Special Meeting for the conversion of Clifton Savings must include an election of directors voted upon by members, (2) an injunction restraining alleged corporate waste, and (3) counsel fees and costs of suit.

         On February 26, 2004, all defendants again removed the state court action to federal court. Mr. Seidman has filed a motion to remand the action to the state court. That motion is scheduled to be heard on May 24, 2004. Clifton Savings remains confident that it will prevail on any and all claims brought by Mr. Seidman in any venue.

         Clifton Savings filed a claim under its Directors and Officers liability coverage, which includes a $100,000 deductible, to recover certain costs incurred in the defense against Mr. Seidman's claims. As of March 31, 2004, $380,000 of costs have been incurred, of which $240,000 have been expensed and are included in the consolidated statements of income in legal fees and $140,000 have been recorded as a receivable included in other assets in the consolidated statements of financial condition. The actual amount which will be recovered through the insurance claim is not yet determinable and will likely differ from the aforementioned estimate.

         Clifton Savings Bank remains confident that it will prevail on any and all claims brought by and against Mr. Seidman.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information regarding the market for Clifton Savings Bancorp's common equity and related stockholder matters is incorporated herein by reference to Clifton Savings Bancorp's 2004 Annual Report to Stockholders at "Investor and Corporate Information."

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated herein by reference to the Section captioned "Selected Consolidated Financial Information" in the 2004 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information regarding management's discussion and analysis of financial condition and results of operation is incorporated herein by reference to Clifton Savings Bancorp's 2004 Annual Report to Stockholders at "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated herein by reference to the Section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The information regarding financial statements is incorporated herein by reference to Clifton Savings Bancorp's 2004 Annual Report to Stockholders in the Consolidated Financial Statements and the Notes thereto.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to the directors and officers of Clifton Savings Bancorp and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Clifton Savings Bancorp's Proxy Statement for the 2004 Annual Meeting of Stockholders and to Part I, Item 1, "Description of Business -- Executive Officers of the Registrant."

         Clifton Savings Bancorp has adopted a Code of Ethics and Business Conduct. See the Exhibits to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information regarding executive compensation is incorporated herein by reference to Clifton Savings Bancorp's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

         The information relating to security ownership of certain beneficial owners and management and the equity compensation plan information is incorporated herein by reference to Clifton Savings Bancorp's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to Clifton Savings Bancorp's Proxy Statement for the 2004 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND EXPENSES

         The information relating to the principal accountant fees and expenses is incorporated herein by reference to Clifton Savings Bancorp's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

          (a)     (1)      The following are filed as a part of this report
                           by means of incorporation to Clifton Savings
                           Bancorp's 2004 Annual Report to Stockholders:

                           o    Report of Independent Auditors

                           o Consolidated Statements of Financial Condition as of March 31, 2004

                           o Consolidated Statements of Income for the Years Ended March 31, 2004, and 2003

                           o    Consolidated Statements of Changes in
                                Shareholders' Equity for the Years Ended
                                March 31, 2004, and 2003

                           o Consolidated Statements of Cash Flows for the Years Ended March 31, 2004, and 2003

                           o    Notes to Consolidated Financial Statements

                  (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

                  (3)               Exhibits

                           3.1      Charter of Clifton Savings Bancorp, Inc.
                           3.2      Bylaws of Clifton Savings Bancorp, Inc.
                           4.1 Specimen Stock Certificate of Clifton Savings Bancorp, Inc.
                           10.1 Clifton Savings Bank, S.L.A. Employee Stock Ownership Plan and Trust
                           10.2 ESOP Loan Commitment Letter and ESOP Loan Documents
                           10.3 Employment Agreement between Clifton Savings Bancorp, Inc. and John A. Celentano, Jr.
                           10.4 Employment Agreement between Clifton Savings Bancorp, Inc. and Walter Celuch
                           10.5 Employment Agreement between Clifton Savings Bank, S.L.A. and John A. Celentano, Jr.
                           10.6 Employment Agreement between Clifton Savings Bank, S.L.A. and Walter Celuch
                           10.7 Change in Control Agreement between Clifton Savings Bank, S.L.A. and Bart D'Ambra
                           10.8 Change in Control Agreement between Clifton Savings Bank, S.L.A. and Stephen A. Hoogerhyde
                           10.9 Change in Control Agreement between Clifton Savings Bank, S.L.A. and Christine R. Piano
                           10.10 Clifton Savings Bank, S.L.A. Directors' Retirement Plan
                           10.11 Clifton Savings Bank, S.L.A. 401(k) Savings Plan(1)
                           10.12 Clifton Savings Bank, S.L.A. Supplemental Executive Retirement Plan
                           13.0     Annual Report to Stockholders
                           14.1     Code of Ethics and Business Conduct
                           21.0     List of Subsidiaries
                           23.0     Consent of Radics & Co., LLC
                           31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                           31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                           32.0     Section 1350 Certification of Chief
                                    Executive Officer and Chief Financial
                                    Officer
                  ------------------------------
                  (1) Incorporated by reference to the Registration Statement on Form S-8 (No. 333-113302) filed on March 5, 2004.

         (b)    Reports on Form 8-K

                None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CLIFTON SAVINGS BANCORP, INC.


Date: June 24, 2004                    By: /s/ John A. Celentano, Jr.
                                           -------------------------------------
                                           John A. Celentano, Jr.
                                           Chairman of the Board and Chief
                                           Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                         Title                                Date
      ----                         -----                                ----

/s/ John A. Celentano, Jr.         Chairman of the Board and       June 24, 2004
----------------------------       Chief Executive Officer
John A. Celentano, Jr.             (principal executive officer)


/s/ Christine R. Piano             Chief Financial Officer and     June 24, 2004
----------------------------       Treasurer (principal financial
Christine R. Piano                 and accounting officer)


/s/ Frank J. Hahofer               Director                        June 24, 2004
----------------------------
Frank J. Hahofer


/s/ Thomas A. Miller               Director                        June 24, 2004
----------------------------
Thomas A. Miller


/s/ John H. Peto                   Director                        June 24, 2004
----------------------------
John H. Peto


                                   Director                        June __, 2004
----------------------------
Raymond L. Sisco


/s/ Joseph C. Smith                Director                        June 24, 2004
----------------------------
Joseph C. Smith


                                   Director                        June __, 2004
----------------------------
John Stokes