Form 10-K/A
period 2004-03-31
CLIFTON SAVINGS BANCORP INC
filed 2004-07-28
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

         Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----

         Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).    Yes        No    X
                                              ----       -----

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

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE 2004 ANNUAL REPORT TO STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART II OF THIS FORM 10-K.



                                      INDEX

                                                                                                          Page

                                                    Part III

Item 10.    Directors and Executive Officers of the Registrant.............................................. 3
Item 11.    Executive Compensation.......................................................................... 5
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters........................................................................... 8
Item 13.    Certain Relationships and Related Transactions..................................................10

                                                    Part IV

Item 14.    Principal Accountant Fees and Services..........................................................11
Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................11


            THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS ARE NOT HISTORICAL FACTS, RATHER STATEMENTS BASED ON CLIFTON SAVINGS BANCORP, INC.'S (THE "COMPANY" OR "CLIFTON SAVINGS BANCORP" CURRENT EXPECTATIONS REGARDING ITS BUSINESS STRATEGIES, INTENDED RESULTS AND FUTURE PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE PRECEDED BY TERMS SUCH AS "EXPECTS," "BELIEVES," "ANTICIPATES," "INTENDS" AND SIMILAR EXPRESSIONS.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE FOLLOWING DIRECTORS HAVE TERMS ENDING IN 2004:

         FRANK J. HAHOFER is a retired textile engraver. Age 90. Director since 1942.

         JOHN STOKES has been a General Partner at O.I.R. Realty Co., a real estate investment company since 1980. From 1978 to 1992, Mr. Stokes was a General Partner at Brigadier Realty, a real estate investment company. Age 74. Director since 2001.

THE FOLLOWING DIRECTORS HAVE TERMS ENDING IN 2005:

         JOHN A. CELENTANO, JR. has served as the Chairman of the Board and Chief Executive Officer of Clifton Savings Bancorp since March 2004 and as Chairman of the Board of Clifton Savings Bank, S.L.A. (the "Savings Bank" or "Clifton Savings"), as an employee, since 2003. Prior to April 2003, Mr. Celentano was also a partner at the law firm of Celentano, Stadtmauer & Walentowicz, L.L.P. Mr. Celentano and Mr. Smith are first cousins. Age 69. Director since 1962.

         THOMAS A. MILLER is the owner of The T.A. Miller & Co., Inc. a full service marketing research organization servicing the pharmaceutical industry located in Clifton, New Jersey. Age 66. Director since 1990.

THE FOLLOWING DIRECTORS HAVE TERMS ENDING IN 2006:

         JOHN H. PETO is the retired owner of The Peto Agency, a real estate and insurance broker located in Clifton, New Jersey. Age 58. Director since 1995.

         RAYMOND L. SISCO is the President of Cin Ray Realty, Inc. located in Ramsey, New Jersey and the Vice Chairman of the Board of Directors of Clifton Savings Bancorp and Clifton Savings. Age 72. Director since 1995.

         JOSEPH C. SMITH is the President of Smith-Sondy Asphalt Construction Co., a paving construction company located in Wallington, New Jersey. Mr. Smith and Mr. Celentano are first cousins. Age 51. Director since 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

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

AUDIT COMMITTEE

         The Board of Directors has a separately-designated standing Audit/Compliance Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit/Compliance Committee, consisting of Messrs. Miller, Peto, Sisco and Stokes meets periodically with independent auditors and management to review accounting, auditing, internal control structure and financial reporting matters. This committee met once during the year ended March 31, 2004. Each member of the Audit/Compliance Committee is independent in accordance with the listing standards of the Nasdaq. The Board of Directors has determined that Mr. Sisco is an audit committee financial expert under the rules of the Securities and Exchange Commission.

CODE OF ETHICS

         Clifton Savings Bancorp has adopted a Code of Ethics and Business Conduct. See the Exhibits to this Annual Report on Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

         Based solely on the Company's review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Clifton Savings Bancorp common stock during the year ended March 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

         The following information is provided for John A. Celentano, Jr., the Chairman of the Board and Chief Executive Officer, Walter Celuch, the President and Corporate Secretary, Stephen A. Hoogerhyde, the Executive Vice President and Chief Lending Officer of the Savings Bank and Christine R. Piano, CPA, Chief Financial Officer and Treasurer of Clifton Savings Bancorp. No other executive officer of Clifton Savings Bancorp or the Savings Bank received a salary and bonus of $100,000 or more during the year ended March 31, 2004.

                                                  ANNUAL COMPENSATION(1)
                                          ---------------------------------------     ALL OTHER
NAME AND POSITION                           YEAR       SALARY(2)        BONUS       COMPENSATION(3)
----------------------                    ---------- --------------  ------------ ------------------
John A. Celentano, Jr.                      2004       $ 356,438         --               --
   Chairman of the Board and                2003          46,097         --               --
   Chief Executive Officer                  2002          38,168         --               --

Walter Celuch                               2004       $ 182,629     $  6,860           $3,492
   President, Chief Executive Officer       2003         166,850        7,213            3,523
   and Secretary                            2002         157,495        7,490            3,712

Stephen Hoogerhyde                          2004       $ 105,341     $  4,152           $2,464
   Executive Vice President and Chief       2003          98,695        4,365            2,319
   Lending Officer of the Savings Bank      2002          93,534        4,619            2,209

Christine R. Piano, CPA                     2004       $  94,317     $ 13,724           $2,431
   Chief Financial Officer and Treasurer    2003          88,088        3,915            2,070
                                            2002          81,750        4,000            1,929

-------------------
(1) Does not include the aggregate amount of perquisites or other personal benefits, which was less than $50,000 or 10% of the total annual salary and bonus reported.
(2)  Includes Board of Directors and Committee fees.
(3)  Represents matching contributions under Clifton Savings Bank's 401(k) Plan.

EMPLOYMENT AGREEMENTS

         Clifton Savings Bancorp and Clifton Savings have entered into employment agreements with Messrs. Celentano and Celuch. The employment agreements are designed to encourage the continued services of Messrs. Celentano and Celuch, as the continued success of Clifton Savings Bancorp and Clifton Savings will depend to a significant degree on their skills and competence.

         Each employment agreement provides for a three-year term. The term of the employment agreement with Clifton Savings Bancorp extends on a daily basis until the Board of Directors or the executive provides written notice of non-renewal, and the term of the employment agreement with Clifton Savings is subject to annual renewal by the Board of Directors. The Board of Directors reviews the executives' base salaries annually. The employment agreements provide for a base salary, subject to increase, for Mr. Celentano of $347,438 and for Mr. Celuch of $180,000. In addition to base salary, the employment agreements provide for, among other things, the executives' participation in stock-based benefit plans and the provision of certain fringe benefits applicable to executive personnel. The employment agreements also provide for termination of the executives by Clifton Savings Bancorp or Clifton Savings for just cause, as defined in the respective employment agreements, at any time. Upon a termination for just cause, Clifton Savings Bancorp and Clifton Savings will make no further payments under the employment agreements. However, if Clifton Savings Bancorp or Clifton Savings terminates Messrs. Celentano or Celuch for reasons other than just cause, or if they resign under specified circumstances that constitute constructive termination, the executives, or if they should die, their beneficiaries, will receive base salary and contributions to any employee benefit plans that would have been paid or contributed on their behalf for the remaining term of the employment agreement. Clifton Savings Bancorp and Clifton Savings will also continue the executives' health and welfare benefits for the remaining term of the agreement. Upon a termination of employment for reasons other than cause or a change in control, the agreements will require Messrs. Celentano and Celuch to adhere to a one-year non-competition provision.

         If Messrs. Celentano or Celuch are involuntarily terminated in connection with a change in control, or if they voluntarily terminate employment following a change in control under certain circumstances specified in the employment agreements, they or their beneficiaries will receive a severance payment equal to three times their average annual compensation over the five preceding tax years (or if they are employed less than five years, their years of employment). Clifton Savings Bancorp and Clifton Savings will also continue the executives' health and welfare benefit coverage for thirty-six months following their termination.

         Under applicable law, the Internal Revenue Service may impose an excise tax on change in control-related payments that equal or exceed three times each executive's average annual compensation over the five years preceding the change in control. This excise tax would equal 20% of the amount that exceeds one times the executive's average compensation over the preceding five tax years. Therefore, in order to prevent the imposition of the excise tax, each employment agreement will limit payments to the executive to an amount that is one dollar less than three times the executive's average annual compensation.

         Clifton Savings Bancorp and Clifton Savings are jointly responsible for payments made to Messrs. Celentano and Celuch under the employment agreements, although Clifton Savings Bancorp guarantees any payments not made by Clifton Savings. Clifton Savings Bancorp or Clifton Savings will also pay or reimburse all reasonable costs and legal fees incurred by Messrs. Celentano or Celuch in relation to any dispute or question of interpretation involving their employment agreements, if they succeed on the merits in a legal judgment, arbitration or settlement proceeding. The employment agreements provide further that Clifton Savings Bancorp or Clifton Savings will indemnify the executives to the fullest extent legally permissible for all expenses and liabilities they incur in connection with any legal proceedings related to their roles as officers or directors.

         CHANGE IN CONTROL AGREEMENTS. Clifton Savings entered into change in control agreements with Messrs. D'Ambra and Hoogerhyde and Ms. Piano. Each change in control agreement has a two-year term, subject to renewal on an annual basis. If, following a change in control of Clifton Savings Bancorp or Clifton Savings, an officer is terminated without cause, or the officer voluntarily resigns upon the occurrence of circumstances specified in the agreements, the officer will receive a severance payment under the agreements equal to two times the officer's average annual compensation for the five most recent taxable years. Clifton Savings will also continue health and welfare benefit coverage for twenty-four months following termination of employment.

BENEFIT PLANS

         SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. Clifton Savings has implemented a supplemental executive retirement plan to provide for supplemental retirement benefits with respect to its employee stock ownership plan and the 401(k) savings plan. The plan provides participating executives with benefits otherwise limited by certain provisions of the Internal Revenue Code or the terms of the employee stock ownership plan loan. Specifically, the plan provides benefits to eligible officers (those designated by the Board of Directors of Clifton Savings) that cannot be provided under the 401(k) plan or the employee stock ownership plan as a result of limitations imposed by the Internal Revenue Code, but that would have been provided under the plans, but for these Internal Revenue Code limitations. In addition to providing for benefits lost under tax-qualified plans as a result of the Internal Revenue Code limitations, the plan also provides supplemental benefits upon a change of control prior to the scheduled repayment of the employee stock ownership plan loan. Generally, upon a change in control, the supplemental executive retirement plan will provide participants with a benefit equal to what they would have received under the employee stock ownership plan, had they remained employed throughout the term of the loan, less the benefits actually provided under the plan on the participant's behalf. A participant's benefits generally become payable upon a change in control of Clifton Savings and Clifton Savings Bancorp. Messrs. Celentano and Celuch currently participate in the supplemental executive retirement plan.

         RETIREMENT AGREEMENT. Clifton Savings entered into a retirement agreement with Kenneth Van Saders, a former executive officer, effective as of July 24, 1996, which continues in effect. Under the retirement agreement, Mr. Van Saders receives an annual payment of $35,000 per year, payable on a monthly basis. Clifton Savings has agreed to make the annual retirement payments for the life of Mr. Van Saders. Upon Mr. Van Saders' death, Clifton

Savings will make the annual payments to his spouse through the earliest of (1) the date that is 10 years after the first payment to Mr. Van Saders or (2) the date of death of his spouse. In addition, for the lifetime of Mr. Van Saders and his spouse, Clifton Savings will continue their health insurance coverage. Currently, the health insurance coverage provided by Clifton Savings supplements the primary coverage provided through the Medicare program.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No executive officer of the Company or the Savings Bank serves or has served as a member of the compensation committee of another entity, one of whose executive officers serves on the Compensation Committee of the Company or the Savings Bank. No executive officer of the Company or the Savings Bank serves or has served as a director of another entity, one of whose executive officers serves on the Compensation Committee of the Company or the Savings Bank.

DIRECTORS' COMPENSATION

         FEES. Each non-employee director of Clifton Savings receives a monthly fee of $3,208. Each non-employee director of Clifton Savings Bancorp receives a quarterly retainer of $1,500. Each member of the Clifton Savings Bancorp Audit/Compliance Committee receives a quarterly retainer of $1,250 plus $250 for each meeting attended.

         AGREEMENT WITH FRANK J. HAHOFER. Pursuant to a Retainer Agreement for Real Estate Inspection and Consulting Services between Mr. Hahofer and Clifton Savings, Mr. Hahofer receives $1,368 per month for his consulting services to Clifton Savings.

         DIRECTORS' RETIREMENT PLAN. Clifton Savings maintains the Clifton Savings Bank, S.L.A. Directors' Retirement Plan to provide directors with supplemental retirement income. All current directors participate in the Plan and future directors may become participants upon designation as such by the board of directors. The plan provides benefits upon a director's retirement, death or disability, and upon a change in control of Clifton Savings or Clifton Savings Bancorp.

         Upon their retirement following the completion of three years of service and the attainment of age 68, participants receive an annual retirement benefit, payable for life, equal to a percentage of the sum of the annual fees and retainer paid (or, for employee directors, that would have been paid) during the twelve-month period ending on the date preceding retirement. The percentage paid as an annual benefit is determined by multiplying the participant's years of service (up to a maximum of 10) by 10 percent.

         A participant who completes a minimum of three years of service, regardless of age, may receive death and disability benefits under the plan. If the participant dies prior to the start of the normal retirement benefit, the participant's surviving spouse or other designated beneficiary receives an annual death benefit, payable over a ten-year period, equal to the sum of the annual fees and retainer paid (or, for employee directors, that would have been paid) to the director during the twelve-month period ending on the last day of the month preceding the date of death. If a participant dies while receiving the annual retirement benefit under the plan, the beneficiary continues to receive the same annual benefit for ten years, minus the number of years the participant already received the annual retirement benefit. The disability benefit under the plan equals the sum of the annual fees and retainer paid (or, for employee directors, that would have been paid) during the twelve-month period ending on the last day of the month immediately preceding the participant's termination of service due to disability. If a participant dies while receiving the annual disability benefit, the beneficiary continues to receive the annual disability benefit for a period of 10 years, less the number of years the participant previously received disability benefits.

         Upon the completion of one year of service, regardless of age, participants receive a benefit upon a change in control of Clifton Savings or Clifton Savings Bancorp. The annual change in control benefit, payable for the life of the participant, equals the sum of the annual fees and retainer paid (or, for employee directors, that would have been paid) to the participant during the twelve-month period preceding the date of a termination of service due to a change in control. If a participant dies while receiving the annual change in control benefit, the designated beneficiary continues to receive the annual change in control benefit for a period of fifteen years, minus the number of years the participant had already received benefits under the plan.

         The plan provides for the payment of retirement, death, disability or change in control benefits in equal monthly installments, commencing on the first business day of the month after the participant becomes entitled to a benefit, or, if a director so elects, in an actuarial equivalent lump sum.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

         The following table provides information as of July 16, 2004 about the persons known to Clifton Savings Bancorp to be the beneficial owners of more than 5% of the Company's outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

                                                                                      PERCENT
                                                        NUMBER OF                 OF COMMON STOCK
   NAME AND ADDRESS                                    SHARES OWNED                 OUTSTANDING
-----------------------                             -------------------        -----------------------
Clifton MHC                                           16,791,758(1)                    55.0%
1433 Van Houten Avenue
Clifton, New Jersey 07015
-------------------------------

(1) Acquired in Clifton Savings' mutual holding company reorganization, which was completed on March 3, 2004. The members of the board of directors of Clifton Savings Bancorp and Clifton Savings also constitute the board of directors of Clifton MHC.

     The following table provides information as of July 16, 2004 about the shares of Clifton Savings Bancorp common stock that may be considered to be beneficially owned by each director, each nominee for director and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown.


                                                                                    PERCENT OF
                                                            NUMBER OF SHARES       COMMON STOCK
NAME                                                             OWNED            OUTSTANDING(1)
---------                                                   -----------------    -----------------

     DIRECTORS
John A. Celentano, Jr.                                          100,356(2)              *
Frank J. Hahofer                                                 31,200(3)              *
Thomas A. Miller                                                 10,000                 *
John H. Peto                                                     17,500                 *
Raymond L. Sisco                                                 53,962                 *
Joseph C. Smith                                                  50,000                 *
John Stokes                                                      10,000                 *
NAMED EXECUTIVE OFFICERS WHO ARE NOT
ALSO DIRECTORS
Walter Celuch                                                    25,108(4)              *
Stephen A. Hoogerhyde                                             2,500                 *
Christine R. Piano, C.P.A.                                        5,390                 *
     ALL DIRECTORS AND EXECUTIVE OFFICERS
     AS A GROUP (11 PERSONS)                                    311,016               1.02%

--------------------------
* Does not exceed 1.0% of the Company's voting securities.
(1) Percentages with respect to each person or group of persons have been calculated on the basis of 30,530,470 shares of the Company's common stock, the number of shares of Company common stock outstanding and entitled to vote as of July 16, 2004.
(2)  Includes 50,000 shares held by Mr. Celentano's spouse.
(3)  Includes 1,800 shares held jointly by Mr. Hahofer's spouse and grandson.
(4)  Includes 5,000 shares held jointly by Mr. Celuch's spouse and daughters.

EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 30, 2004

         The following table sets forth information about Clifton Savings Bancorp common stock that may be issued upon exercise of options, warrants and rights under all of the Clifton Savings Bancorp's equity compensation plans as of June 30, 2004. The Company does not maintain any equity compensation plans that have not been approved by stockholders.

------------------------------ ---------------------------- -------------------------- -----------------------------
PLAN CATEGORY                  NUMBER OF SECURITIES         WEIGHTED-AVERAGE           NUMBER OF SECURITIES
                               TO BE ISSUED UPON EXERCISE   EXERCISE PRICE OF          REMAINING AVAILABLE FOR
                               OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER
                               WARRANTS AND RIGHTS          WARRANTS AND RIGHTS        EQUITY COMPENSATION PLANS
                                                                                       (EXCLUDING SECURITIES
                                                                                       REFLECTED IN COLUMN  (A))


                               (A)                          (B)                        (C)
------------------------------ ---------------------------- -------------------------- -----------------------------
EQUITY COMPENSATION                        N/A                         N/A                         N/A
PLANS APPROVED BY SECURITY
HOLDERS
------------------------------ ---------------------------- -------------------------- -----------------------------
EQUITY COMPENSATION                        N/A                         N/A                         N/A
PLANS NOT APPROVED BY
SECURITY HOLDERS
------------------------------ ---------------------------- -------------------------- -----------------------------
TOTAL                                      N/A                         N/A                         N/A
------------------------------ ---------------------------- -------------------------- -----------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         LOANS AND EXTENSION OF CREDIT. The Sarbanes-Oxley Act generally prohibits loans by Clifton Savings to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Clifton Savings to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Clifton Savings is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made pursuant to programs generally available to all employees. Notwithstanding this rule, federal regulations permit Clifton Savings to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

         In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Clifton Savings' capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the Board of Directors.

         OTHER TRANSACTIONS. Mr. Smith's paving construction company occasionally provides construction services for Clifton Savings. In fiscal 2004, Clifton Savings paid a total of $269,000 to Mr. Smith's paving construction company. This amount did not represent more than 5% of the gross revenues that Mr. Smith's paving construction company earned during fiscal 2004.

         Celentano, Stadtmauer & Walentowicz, L.L.P., Attorneys at Law, of which Mr. Celentano was a partner through March 2003, performs legal services for Clifton Savings. Mr. Celentano received compensation from his former firm in fiscal 2004 pursuant to his rights as a terminated partner under the firm's partnership agreement. In fiscal 2004, Clifton Savings paid a total of $27,100 in legal fees to Mr. Celentano's former firm. This amount did not represent more than 5% of the gross revenues that Mr. Celentano's former firm earned during fiscal 2004.


                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND EXPENSES

         The following table sets forth the fees billed to the Company for the fiscal years ending March 31, 2003 and 2004 by Radics & Co., LLC:

                                                                               2003               2004
                                                                           -------------    --------------

           Audit fees....................................................    $51,337            $62,200
           Audit related fees............................................    $     -            $     -
           Tax fees(1)...................................................    $ 9,000            $ 8,500
           All other fees(2).............................................    $10,500            $82,000

         -----------------------------
         (1)      Consists of tax filing fees.
         (2) Represents fees paid in connection with the reorganization of Clifton Savings into the mutual holding company form of organization (fiscal 2004) and internal loan compliance procedures (fiscal 2003).

POLICY ON AUDIT/COMPLIANCE COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

         The Audit/Compliance Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In accordance with its charter, the Audit/Compliance Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent auditor. Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

         In addition, the Audit/Compliance Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. Requests for services by the independent auditor for compliance with the auditor services policy must be specific as to the particular services to be provided.

         The request may be made with respect to either specific services or a type of service for predictable or recurring services.

         During the year ended March 31, 2004, all services were approved, in advance, by the Audit/Compliance Committee in compliance with these procedures.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

         (a) (1) The following are filed as a part of this report by means of incorporation to Clifton Savings Bancorp's 2004 Annual Report to Stockholders:

                 -   Report of Independent Auditors

                 - Consolidated Statements of Financial Condition as of March 31, 2004 and 2003

                 - Consolidated Statements of Income for the Years Ended March 31, 2004, 2003 and 2002

                 - Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 2004, 2003 and 2002

                 - Consolidated Statements of Cash Flows for the Years Ended March 31, 2004, 2003 and 2002

                 -   Notes to Consolidated Financial Statements

             (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

                  (3)               Exhibits

                           3.1      Charter of Clifton Savings Bancorp, Inc. (1)
                           3.2      Bylaws of Clifton Savings Bancorp, Inc. (1)
                           4.1      Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)
                           10.1     Clifton Savings Bank, S.L.A. Employee Stock Ownership Plan and Trust (1)
                           10.2     ESOP Loan Commitment Letter and ESOP Loan Documents (1)
                           10.3     Employment Agreement between Clifton Savings Bancorp, Inc. and John A. Celentano,
                                    Jr. (1)
                           10.4     Employment Agreement between Clifton Savings Bancorp, Inc. and Walter Celuch (1)
                           10.5     Employment Agreement between Clifton Savings Bank, S.L.A. and John A. Celentano,
                                    Jr. (1)
                           10.6     Employment Agreement between Clifton Savings Bank, S.L.A. and Walter Celuch (1)
                           10.7     Change in Control Agreement between Clifton Savings Bank, S.L.A. and Bart D'Ambra
                                    (1)
                           10.8     Change in Control Agreement between Clifton Savings Bank, S.L.A. and  Stephen A.
                                    Hoogerhyde (1)
                           10.9     Change in Control Agreement between Clifton Savings Bank, S.L.A. and Christine R.
                                    Piano (1)
                           10.10    Clifton Savings Bank, S.L.A. Directors' Retirement Plan (1)
                           10.11    Clifton Savings Bank, S.L.A. 401(k) Savings Plan(2)
                           10.12    Clifton Savings Bank, S.L.A. Supplemental Executive Retirement Plan (1)
                           13.0     Annual Report to Stockholders (1)
                           14.1     Code of Ethics and Business Conduct (1)
                           21.0     List of Subsidiaries (1)
                           23.0     Consent of Radics & Co., LLC (1)
                           31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                           31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                           32.0     Section 1350 Certification of Chief Executive Officer and Chief Financial
                                    Officer (1)
                  ------------------------------
                  (1) Incorporated by reference to the Annual Report on Form 10-K filed on June 29, 2004.
                  (2) Incorporated by reference to the Registration Statement on Form S-8 (No. 333-113302) filed on March 5, 2004.

             (b)  Reports on Form 8-K

                   None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CLIFTON SAVINGS BANCORP, INC.


Date: July 23, 2004                        By: /s/ John A. Celentano, Jr.
                                               -------------------------------
                                               John A. Celentano, Jr.
                                               Chairman of the Board and
                                               Chief Executive Officer