Form 10-Q
period 2004-06-30
CLIFTON SAVINGS BANCORP INC
filed 2004-08-11
CIK 1240581

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q
(Mark One)

---------
   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE ACT OF 1934


For the quarterly period ended                   June 30, 2004
                              --------------------------------------------------

                                       OR

---------
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------     SECURITIES EXCHANGE ACT OF 1934



For the transition period from              to
                                ----------       -------------------------------


                         Commission File Number 0-50358


                          CLIFTON SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     UNITED STATES                                             34-1983738
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

  1433 Van Houten Avenue, Clifton, New Jersey                     07015
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number,        973-473-2200
including area code
                              --------------------------------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----      -----

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)  Yes         No   X
                                                -----      -----

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 1, 2004.

           $.01 par value common stock - 30,530,470 shares outstanding
                                         ----------

                          CLIFTON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

                                      INDEX



                                                                                                             Page
PART I - FINANCIAL INFORMATION                                                                              Number
                                                                                                         -------------

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
                 at June 30, 2004 and March 31, 2004 (Unaudited)                                              1

               Consolidated Statements of Income for the Three Months
                 Ended June 30, 2004 and 2003 (Unaudited)                                                     2

               Consolidated Statements of Comprehensive Income for the Three
                 Months Ended June 30, 2004 and 2003 (Unaudited)                                              3

               Consolidated Statements of Cash Flows for the
                 Three Months Ended June 30, 2004 and 2003 (Unaudited)                                        4

               Notes to Consolidated Financial Statements                                                     5

      Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                               6 - 10

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                                   11 - 12

      Item 4:  Controls and Procedures                                                                        13


PART II - OTHER INFORMATION

      Item 1:  Legal Proceedings                                                                              14

      Item 2:  Changes in Securities, Use of Proceeds and Issuer Purchases
                 Of Equity Securities                                                                         14

      Item 3:  Defaults Upon Senior Securities                                                                14

      Item 4:  Submission of Matters to a Vote of Security Holders                                            14

      Item 5:  Exhibits and Reports on Form 8-K                                                               15


SIGNATURES                                                                                                    16



                          CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         ----------------------------------------------
                                           (Unaudited)

                                                                                       June 30,            March 31,
ASSETS                                                                                   2004                2004
------                                                                           ------------------  ------------------

Cash and amounts due from depository institutions                                    $  12,570,607       $  15,591,119
Interest-bearing deposits in other banks                                                19,418,934         128,065,913
Federal funds sold                                                                      11,900,000           1,000,000
                                                                                 ------------------  ------------------

         Total cash and cash equivalents                                                43,889,541         144,657,032

Securities available for sale:
      Investment                                                                        49,213,100           5,027,700
      Mortgage-backed                                                                   24,871,715             138,113
Securities held to maturity:
      Investment, estimated fair value of $124,831,000
        and $122,252,000, respectively                                                 125,915,026         120,933,287
      Mortgage-backed, estimated fair value of $210,704,000
        and $206,654,000, respectively                                                 213,268,078         204,788,321
Loans receivable, net                                                                  284,582,634         249,458,785
Premises and equipment                                                                   9,124,907           8,813,426
Federal Home Loan Bank stock, at cost                                                    4,370,800           3,639,400
Interest receivable                                                                      3,114,868           3,067,928
Other assets                                                                             2,064,475           1,783,941
                                                                                 ------------------  ------------------

         Total assets                                                                $ 760,415,144       $ 742,307,933
                                                                                 ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
      Deposits                                                                       $ 528,680,437       $ 537,002,097
      Advances from Federal Home Loan Bank of New York                                  25,000,000                   -
      Advance payments by borrowers for taxes and insurance                              3,168,996           2,864,863
      Other liabilities and accrued expenses                                             3,249,886           2,534,374
                                                                                 ------------------  ------------------

         Total liabilities                                                             560,099,319         542,401,334
                                                                                 ------------------  ------------------

Stockholders' equity:
      Preferred stock; par value $.01; authorized 1,000,000
        shares; issued and outstanding - none                                                    -                   -
      Common stock; par value $.01; authorized 75,000,000
        shares; 30,530,470 shares issued and outstanding                                   305,305             305,305
      Additional paid-in capital                                                       133,837,143         133,796,416
      Retained earnings - substantially restricted                                      77,202,736          76,591,010
      Common stock acquired by Employee Stock Ownership Plan                           (10,624,604)        (10,807,787)
      Accumulated other comprehensive income -
        unrealized (loss) gain on securities available for sale                           (404,755)             21,655
                                                                                 ------------------  ------------------

         Total stockholders' equity                                                    200,315,825         199,906,599
                                                                                 ------------------  ------------------

         Total liabilities and stockholders' equity                                  $ 760,415,144       $ 742,307,933
                                                                                 ==================  ==================


See notes to consolidated financial statements.


                          CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------------------------
                                           (Unaudited)

                                                                                              Three Months Ended
                                                                                                   June 30,
                                                                                        --------------------------------
                                                                                             2004             2003
                                                                                        ---------------  ---------------
Interest income:
      Loans                                                                                $ 3,474,848      $ 3,231,735
      Mortgage-backed securities                                                             2,091,409        1,969,881
      Investments securities                                                                 1,167,978        1,165,035
      Other interest-earning assets                                                            162,145          171,062
                                                                                        ---------------  ---------------

              Total interest income                                                          6,896,380        6,537,713
                                                                                        ---------------  ---------------

Interest expense:
      Deposits                                                                               2,474,454        3,055,754
      FHLB advances                                                                            101,506                -
                                                                                        ---------------  ---------------

              Total interest expense                                                         2,575,960        3,055,754
                                                                                        ---------------  ---------------

Net interest income                                                                          4,320,420        3,481,959
Provision for (recovery of) loan losses                                                         75,000         (100,000)
                                                                                        ---------------  ---------------

Net interest income after provision for (recovery of) loan losses                            4,245,420        3,581,959
                                                                                        ---------------  ---------------
Non-interest income:
      Fees and service charges                                                                  63,697           62,357
      Miscellaneous                                                                             14,440           13,387
                                                                                        ---------------  ---------------

              Total non-interest income                                                         78,137           75,744
                                                                                        ---------------  ---------------
Non-interest expenses:
      Salaries and employee benefits                                                         1,317,912          946,035
      Net occupancy expense of premises                                                        205,144          173,307
      Equipment                                                                                221,936          188,630
      Directors' compensation                                                                  137,492          127,064
      Legal                                                                                    250,296            6,885
      Advertising                                                                              120,468          133,222
      Federal insurance premium                                                                 21,267           19,603
      Miscellaneous                                                                            370,128          256,206
                                                                                        ---------------  ---------------

              Total non-interest expenses                                                    2,644,643        1,850,952
                                                                                        ---------------  ---------------

Income before income taxes                                                                   1,678,914        1,806,751
Income taxes                                                                                   688,000          720,000
                                                                                        ---------------  ---------------

Net income                                                                                 $   990,914      $ 1,086,751
                                                                                        ===============  ===============

Net income per common share:
      Basic/diluted                                                                        $      0.03        N/A (1)
                                                                                        ===============  ===============

Dividends per common share                                                                 $      0.03        N/A (1)
                                                                                        ===============  ===============

Weighted average number of common shares and common stock equivalents outstanding:
      Basic/diluted                                                                         29,458,850        N/A (1)
                                                                                        ===============  ===============

         (1) Converted to stock form on March 3, 2004.


See notes to consolidated financial statements.


                          CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         -----------------------------------------------
                                           (Unaudited)

                                                                                              Three Months Ended
                                                                                                   June 30,
                                                                                        --------------------------------
                                                                                             2004             2003
                                                                                        ---------------  ---------------

Net income                                                                                   $ 990,914      $ 1,086,751
                                                                                        ---------------  ---------------
Other comprehensive (loss) income, net of income taxes:
      Gross unrealized holding (loss) on
        securities available for sale                                                         (709,974)         (13,961)
      Deferred income taxes                                                                    283,564            5,585
                                                                                        ---------------  ---------------

Other comprehensive (loss)                                                                    (426,410)          (8,376)
                                                                                        ---------------  ---------------

Comprehensive income                                                                         $ 564,504      $ 1,078,375
                                                                                        ===============  ===============

See notes to consolidated financial statements.



                          CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -------------------------------------
                                           (Unaudited)


                                                                                                      Three Months Ended
                                                                                                           June 30,
                                                                                             -------------------------------------
                                                                                                   2004                2003
                                                                                             -----------------   -----------------
Cash flows from operating activities:
     Net income                                                                                 $     990,914        $  1,086,751
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization of premises and equipment                                       146,240              39,828
        Net amortization of deferred fees, premiums and discounts                                      58,832              77,922
        Provision for (recovery of) loan losses                                                        75,000            (100,000)
        (Increase) decrease in interest receivable                                                    (46,940)             83,131
        Deferred income taxes                                                                         138,313             (98,088)
        (Increase) in other assets                                                                   (102,310)           (282,437)
        Increase (decrease) in accrued interest payable                                                68,422              (7,311)
        Increase (decrease) in other liabilities                                                      234,929            (947,901)
        ESOP shares committed to be released                                                          223,910                   -
                                                                                             -----------------   -----------------

            Net cash provided by (used in) operating activities                                     1,787,310            (148,105)
                                                                                             -----------------   -----------------

Cash flows from investing activities:
     Proceeds of calls, maturites and repayments of:
        Investment securities available for sale                                                            -           5,000,000
        Mortgage-backed securities available for sale                                                 332,484              27,181
        Investment securities held to maturity                                                     25,000,000          30,000,000
        Mortgage-backed securities held to maturity                                                21,126,438          20,693,098
     Purchases of:
        Investment securities available for sale                                                  (45,000,000)                  -
        Mortgage-backed securities available for sale                                             (24,960,626)                  -
        Investment securities held to maturity                                                    (29,978,125)        (60,000,000)
        Mortgage-backed securities held to maturity                                               (29,758,462)        (73,135,595)
        Loans receivable                                                                          (17,113,928)                  -
        Premises and equipment                                                                       (457,721)           (611,597)
        Federal Home Loan Bank of New York stock                                                     (731,400)           (256,500)
     Net change in loans receivable                                                               (17,995,934)         14,662,509
                                                                                             -----------------   -----------------

            Net cash (used in) investing activities                                              (119,537,274)        (63,620,904)
                                                                                             -----------------   -----------------

Cash flows from financing activities:
     Net (decrease) increase in deposits                                                           (8,321,660)         13,062,899
     Net increase in advances from Federal Home Loan Bank of New York                              25,000,000                   -
     Net increase (decrease) in payments by borrowers for taxes and insurance                         304,133             (28,122)
                                                                                             -----------------   -----------------

            Net cash provided by financing activities                                              16,982,473          13,034,777
                                                                                             -----------------   -----------------

Net (decrease) in cash and cash equivalents                                                      (100,767,491)        (50,734,232)
Cash and cash equivalents - beginning                                                             144,657,032          76,251,063
                                                                                             -----------------   -----------------

Cash and cash equivalents - ending                                                              $  43,889,541        $ 25,516,831
                                                                                             =================   =================

Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                                     $   2,507,538        $  3,063,065
                                                                                             =================   =================

        Income taxes                                                                            $     956,769        $  1,745,000
                                                                                             =================   =================


See notes to consolidated financial statements.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1.   PRINCIPLES OF CONSOLIDATION
--------------------------------

The consolidated financial statements include the accounts of Clifton Savings Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Clifton Savings Bank, S.L.A. (the "Bank"). The Company's business consists principally of investing in securities and the operation of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.



2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.



3.   NET INCOME PER COMMON SHARE
--------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding adjusted for unearned Employee Stock Ownership Plan shares. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

FORWARD-LOOKING STATEMENT

This Form 10-Q may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company's other filings with the Securities and Exchange Commission.

CHANGES IN FINANCIAL CONDITION

The Company's assets at June 30, 2004, totaled $760.4 million, which represents an increase of $18.1 million or 2.4% as compared with $742.3 million at March 31, 2004.

Cash and cash equivalents at June 30, 2004, totaled $43.9 million, which represents a decrease of $100.8 million or 69.7% as compared with $144.7 million at March 31, 2004. Cash and cash equivalents were unusually high at March 31, 2004, due to the completion of our initial public stock offering in March 2004. The funds have since been largely redeployed into our loan and securities portfolios, which increased significantly as noted in the following sections.

Securities available for sale at June 30, 2004, increased $68.9 million or 1325.0% to $74.1 million when compared with $5.2 million at March 31, 2004. The increase during the three months ended June 30, 2004, resulted primarily from $70.0 million in purchases of securities available for sale, which was sufficient to offset maturities, calls and repayments totaling $332,000 and $679,000 in net unrealized losses. The increase in securities available for sale was funded by the aforementioned drawdown of cash and cash equivalents and by $25.0 million in Federal Home Loan Bank of New York ("FHLB") borrowings.

Securities held to maturity at June 30, 2004, increased $13.5 million or 4.1% to $339.2 million when compared with $325.7 million at March 31, 2004. The increase during the three months ended June 30, 2004, resulted primarily from $59.7 million in purchases of securities held to maturity, which was sufficient to offset maturities, calls and repayments totaling $46.1 million.

Net loans at June 30, 2004, increased $35.1 million or 14.1% to $284.6 million when compared with $249.5 million at March 31, 2004. The increase during the three months ended June 30, 2004, resulted primarily from continued strong origination volume which outpaced repayments. The increase in loans receivable was funded by the aforementioned drawdown of cash and cash equivalents.

Deposits at June 30, 2004, decreased $8.3 million or 1.5% to $528.7 million when compared with $537.0 million at March 31, 2004.

Advances from the Federal Home Loan Bank ("FHLB") totaled $25.0 million at June 30, 2004, as compared to no outstanding borrowings at March 31, 2004. During May 2004, the Bank borrowed $25,000,000 at a weighted average interest rate of 3.39% (interest rates ranging from 1.32% to 4.41%) and maturities ranging from three months to seven years (weighted average of 3.4 years).

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Stockholders' equity totaled $200.3 million and $199.9 million at June 30, 2004 and March 31, 2004, respectively. The increase of $409,000 for the three months ended June 30, 2004, resulted primarily from net income of $991,000 and ESOP shares committed to be released offset by the cash dividend declared of $412,000 and unrealized losses of $426,000 on the available for sale securities portfolios.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004
AND 2003

Net income decreased $96,000 or 8.8% to $991,000 for the three months ended June 30, 2004 compared with $1.1 million for the same 2003 period. The decrease in net income during the 2004 period resulted from increases in non-interest expenses and provision for loan losses, which were partially offset by increases in total interest income and non-interest income and decreases in total interest expense and income taxes.

Interest income on loans increased by $243,000 or 7.5% to $3.5 million during the three months ended June 30, 2004, when compared with $3.2 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $54.5 million or 26.5% in the average balance of loans outstanding partially offset by a ninety-four basis point decrease in the yield earned on the loan portfolio to 5.34% from 6.28%. Interest on mortgage-backed securities increased $121,000 or 6.1% to $2.1 million during the three months ended June 30, 2004, when compared with $2.0 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $44.6 million or 24.8% in the average balance of mortgage-backed securities outstanding which was sufficient to offset a decrease of sixty-five basis points in the yield earned on mortgage-backed securities to 3.73% from 4.38%. Interest earned on investment securities increased by $3,000 or 0.3% to $1.168 million during the three months ended June 30, 2004, when compared to $1.165 million during the same 2003 period as a $28.3 million or 21.4% increase in average balance was largely offset by a sixty-two basis point decline in yield to 2.91% from 3.53%. Interest earned on other interest-earning assets decreased by $9,000 or 5.3% to $162,000 during the three months ended June 30, 2004, when compared to $171,000 during the same 2003 period primarily due to a decrease of eighty-two basis points in yield to 0.87% from 1.69%, which was partially offset by a $34.1 million or 84.5% increase in average balance.

Interest expense on deposits decreased $582,000 or 19.0% to $2.5 million during the three months ended June 30, 2004, when compared to $3.1 million during the same 2003 period. Such decrease was primarily attributable to a decrease of fifty-five basis points in the cost of interest-bearing deposits to 1.88% from 2.43%, which was sufficient to offset an increase of $24.9 million or 5.0% in the average balance of interest-bearing deposits. Interest expense on borrowed money totaled $102,000 during the three months ended June 30, 2004, when compared with none during the same 2003 period. During the quarter ended June 30, 2004, the Bank borrowed $25.0 million from the Federal Home Loan Bank of New York.

Net interest income increased $838,000 or 24.1% during the three months ended June 30, 2004, when compared with the same 2003 period. Such increase was due to a decrease in total interest expense of $480,000, along with an increase in total interest income of $358,000. Average interest-earning assets increased $161.6 million or 28.9% while average interest-bearing liabilities increased $37.4 million or 7.4%. The $124.2 million increase in average net interest-earning assets was attributable to the proceeds of the Company's initial stock offering and more than offset the effect of a decline in net interest rate spread to 1.92% from 2.25%. The decrease in the interest rate spread resulted from a decrease of eighty-five basis points in the yield earned on interest-earning assets, sufficient to offset a fifty-two basis points decrease in the cost of interest-bearing liabilities.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (CONT'D.)

During the three months ended June 30, 2004, the Bank provided $75,000 as a provision for loan losses as compared to a $100,000 recovery during the same 2003 period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2004, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $138,000 or 0.02% of total assets, as compared to $122,000 or 0.02% of total assets at March 31, 2004, and $25,000 or less than 0.01% of total assets at June 30, 2003. During the three months ended June 30, 2004 and 2003, the Bank did not charge off any loans. The allowance for loan losses amounted to $915,000 at June 30, 2004, representing 0.32% of total loans and 663.0% of loans delinquent ninety days or more, as compared to $840,000, representing 0.33% of total loans and 688.5% of loans delinquent ninety days or more at March 31, 2004, and $840,000, representing 0.42% of total loans and 3,360.0% of loans delinquent ninety days or more at June 30, 2003.

Non-interest income increased $2,000 or 2.6% to $78,000 during the three months ended June 30, 2004, from $76,000 during the same 2003 period.

Non-interest expenses increased by $794,000 to $2.64 million during the three months ended June 30, 2004, when compared with $1.85 million during the same 2003 period. The components of non-interest expenses which experienced significant change were salaries and employees benefits, legal fees and miscellaneous expenses, which increased $372,000, $243,000 and $114,000, respectively. The increase in salaries and employee benefits was largely due to the addition personnel needed to staff new and expanded branch locations and the addition of a controller position. Legal fees increased to $250,000 for the three months ended June 30, 2004, as compared to $7,000 for the same 2003 period, primarily due to litigation brought against the Bank in connection with the Bank's reorganization into the mutual holding company structure and increased legal services associated with being a public company. The increase in miscellaneous expenses is attributable to the increased size of the Company and with the additional costs of being a public entity. All other elements of non-interest expenses totaled $706,000 during the three months ended June 30, 2004, as compared to $642,000 during the same 2003 period.

Income taxes totaled $688,000 and $720,000 during the three months ended June 30, 2004 and 2003, respectively. The decrease during the 2004 period resulted from a decrease in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Bank maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $118.0 million or 15.5% of total assets at June 30, 2004.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)


The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the three months ended June 30, 2004. The primary source of cash was net income. The Company declared its first cash dividend during the three months ended June 30, 2004. Such dividend totaled $412,000 and was paid on July 15, 2004.

The primary sources of investing activity are lending and the purchase of securities. Net loans amounted to $284.6 million and $249.5 million at June 30 and March 31, 2004, respectively. Securities, including available for sale and held to maturity issues, totaled $413.3 million and $330.9 million at June 30 and March 31, 2004, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2004, advances from the FHLB amounted to $25.0 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2004, the Bank has outstanding commitments to originate loans and fund approved lines of credit aggregating $31.7 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2004, totaled $218.9 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets

The following table sets forth the Bank's capital position at June 30, 2004, as compared to the minimum regulatory capital requirements:



                          CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)


                                                                                                               To Be Well
                                                                                                              Capitalized
                                                                                                              Under Prompt
                                                                              Minimum Capital                  Corrective
                                                    Actual                      Requirements               Actions Provisions
                                         -----------------------------  ----------------------------  ----------------------------
                                             Amount         Ratio          Amount         Ratio          Amount         Ratio
                                         --------------  -------------  -------------  -------------  -------------  -------------
Total Capital
  (to risk-weighted assets)                  $ 134,892         57.66%       $ 18,715          8.00%       $ 23,394         10.00%
                                         --------------  -------------  -------------  -------------  -------------  -------------

Tier 1 Capital
  (to risk-weighted assets)                    133,977         57.27%          9,357          4.00%         14,036          6.00%
                                         --------------  -------------  -------------  -------------  -------------  -------------

Core (Tier 1) Capital
  (to adjusted total assets)                   133,977         19.01%         28,165          4.00%         35,206          5.00%
                                         --------------  -------------  -------------  -------------  -------------  -------------

Tangible Capital
  (to adjusted total assets)                   133,311         18.93%         10,562          1.50%              -           -  %
                                         --------------  -------------  -------------  -------------  -------------  -------------


                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------


MANAGEMENT OF INTEREST RATE RISK. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

Because the Bank's interest-bearing liabilities which mature or reprice within short periods exceed its interest-earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

The Bank's current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Bank's overall profitability and asset mix within given quality and maturity considerations. Securities classified as available for sale provide management with the flexibility to make adjustments to the portfolio given changes in the economic or interest rate environment, to fulfill unanticipated liquidity needs, or to take advantage of alternative investment opportunities.

NET PORTFOLIO VALUE. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of March 31, 2004, the most recent date the Bank's NPV was calculated by the OTS.



                          CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                    ----------------------------------------------------------


                                                                                    NPV as
                                                                              Percent of Portfolio
           Change in                    Net Portfolio Value                     Value of Assets
         Interest Rates    -------------------------------------------  -----------------------------
        In Basis Points                      Dollar         Percent        NPV          Change In
         (Rate Shock)         Amount         Change          Change       Ratio        Basis Points
       ------------------  -------------  ------------- --------------  ------------  ---------------
                                                    (Dollars in Thousands)

              300             $ 135,951       $(23,926)        (15)%       18.41 %              (228)
                           -------------  ------------- --------------  ------------  ---------------
              200               145,790        (14,087)         (9)        19.40                (129)
                           -------------  ------------- --------------  ------------  ---------------
              100               153,971         (5,905)         (4)        20.18                 (52)
                           -------------  ------------- --------------  ------------  ---------------
            Static              159,877              -           -         20.70                   -
                           -------------  ------------- --------------  ------------  ---------------
             -100               159,021           (856)         (1)        20.51                 (19)
                           -------------  ------------- --------------  ------------  ---------------


Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                             CONTROLS AND PROCEDURES
          ------------------------------------------------------------



As of a date within 90 days of filing date of this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e under the Securities and Exchange Act of 1934), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY

                                     PART II


ITEM 1.  Legal Proceedings
         -----------------

         On May 24, 2004, the U.S. District Court (District of New Jersey) "administratively terminated" the action filed on January 14, 2004, as well as all additional complaints, by Lawrence B. Seidman, a depositor at the Bank. The Order of Termination is without prejudice to the rights of the parties to reopen the proceedings for good cause to obtain a final determination of the litigation. The District Court took this action because Mr. Seidman's concurrent appeal of the New Jersey Banking and Insurance Commissioner's determinations: (1) approving the Bank's application to convert from a New Jersey state chartered mutual savings association to a capital stock savings association; and (2) denying Mr. Seidman's application to communicate with the Bank's members, may simplify or clarify some of the issues in this case. The Bank remains confident that it will prevail on any and all claims brought by Mr. Seidman in any venue.

         The Bank filed a claim under its Directors and Officers liability coverage, which includes a $100,000 deductible, to recover certain costs incurred in the defense against Mr. Seidman's claims. During the quarter ended June 30, 2004, legal fees relating to this matter totaling $197,000 were expensed and are included in the consolidated statements of income in legal fees. At June 30, 2004, $25,000 has been recorded as an insurance claim receivable and is included in other assets in the consolidated statements of financial condition. The actual amount which will be recovered through the insurance claim is not yet determinable and will likely differ from the aforementioned estimate.

         Periodically, there have been various claims and lawsuits against the Company and Bank, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.


ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
         ---------------------------------------------------------------------
         Securities
         ----------

         None.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY

                                     PART II


ITEM 5. Exhibits and Reports on Form 8-K
        --------------------------------

       (a) The following Exhibits are filed as part of this report.

            3.1      Certificate of Incorporation of Clifton Savings Bancorp, Inc.*
            3.2      By-Laws of Clifton Savings Bancorp, Inc.*
            10.1     Clifton Savings Bank, S.L.A. Employee Stock Ownership Plan and Trust*
            10.2     ESOP Loan Commitment Letter and ESOP Loan Documents*
            10.3     Employment Agreement between Clifton Savings Bancorp, Inc. and John A. Celentano, Jr.*
            10.4     Employment Agreement between Clifton Savings Bancorp, Inc. and Walter Celuch*
            10.5     Employment Agreement between Clifton Savings Bank, S.L.A. and John A. Celentano, Jr.*
            10.6     Employment Agreement between Clifton Savings Bank, S.L.A. and Walter Celuch*
            10.7     Change in Control Agreement between Clifton Savings Bank, S.L.A. and Bart D'Ambra*
            10.8     Change in Control Agreement between Clifton Savings Bank, S.L.A. and Stephen A. Hoogerhyde*
            10.9     Change in Control Agreement between Clifton Savings Bank, S.L.A. and Christine R. Piano*
            10.10    Clifton Savings Bank, S.L.A. Directors' Retirement Plan*
            10.11    Clifton Savings Bank, S.L.A. 401(k) Savings Plan**
            10.12    Clifton Savings Bank, S.L.A. Supplemental Executive Retirement Plan*
            31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002 (filed herewith).
            31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002 (filed herewith).
            32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350,
                     as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
            32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                       *  Incorporated herein by reference to 10-K Annual Report for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004, Commission File No. 000-50358.

                       ** Incorporated herein by reference to the Registration Statement on Form S-8
                          (No.333-113302) filed on March 5, 2004.

       (b) Reports on Form 8-K

           On May 7, 2004, the Company furnished a report on Form 8-K to the Securities and Exchange Commission announcing its financial results for the quarter and the year ended March 31, 2004.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                          CLIFTON SAVINGS BANCORP, INC.


Date: August 11, 2004                     By: /s/ John A. Celentano, Jr.
      ---------------------------             ----------------------------------
                                              John A. Celentano, Jr.
                                              Chairman of the Board and Chief
                                              Executive Officer



Date: August 11, 2004                     By: /s/ Christine R. Piano
      ---------------------------             ----------------------------------
                                              Christine R. Piano
                                              Chief Financial Officer and
                                              Treasurer