Form 10-Q
period 2004-09-12
CLIFTON SAVINGS BANCORP INC
filed 2004-11-01
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

---------
   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------
              EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2004
                                ------------------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------
             EXCHANGE ACT OF 1934

For the transition period from              to
                                ----------        ------------------------------


                         Commission File Number 0-50358
                                                -------


                          CLIFTON SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          UNITED STATES                                     34-1983738
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                      Identification Number)

          1433 Van Houten Avenue, Clifton, New Jersey        07015
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number,           973-473-2200
 including area code
                                    --------------------------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---


      Indicate by check mark whether the registrant is an accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act) Yes     No  X
                                                      ---

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date November 1, 2004:

           $.01 par value common stock - 30,530,470 shares outstanding
                                         ----------


                          CLIFTON SAVINGS BANCORP, INC.
                                 AND SUBSIDIARY

                                      INDEX


                                                                                   Page
PART I - FINANCIAL INFORMATION                                                    Number
                                                                                -----------
  Item 1: Financial Statements

          Consolidated Statements of Financial Condition (Unaudited)-
             at September 30, 2004 and March 31, 2004                               1

          Consolidated Statements of Income (Unaudited)- For the Three
             And Six Months Ended September 30, 2004 and 2003                       2

          Consolidated Statements of Comprehensive Income (Unaudited) - For the
             Three and Six Months Ended September 30, 2004 and 2003                 3

          Consolidated Statements of Cash Flows (Unaudited) - For the
             Six Months Ended September 30, 2004 and 2003                           4

          Notes to Consolidated Financial Statements                                5

  Item 2: Management's Discussion and Analysis of
             Financial Condition and Results of Operations                          6 - 11

  Item 3: Quantitative and Qualitative Disclosure About Market Risk                12 - 13

  Item 4: Controls and Procedures                                                  14


PART II - OTHER INFORMATION

  Item 1:  Legal Proceedings                                                       15

  Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds             15

  Item 3:  Defaults Upon Senior Securities                                         15

  Item 4:  Submission of Matters to a Vote of Security Holders                     15 - 16

  Item 5:  Other Information                                                       16

  Item 6:  Exhibits                                                                16

SIGNATURES                                                                         17




                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)
                                   -----------
                                                                                    September 30,         March 31,
ASSETS                                                                                  2004                2004
------                                                                           ------------------  ------------------
Cash and amounts due from depository institutions                                   $  7,935,526        $ 15,591,119
Interest-bearing deposits in other banks                                              34,798,723         128,065,913
Federal funds sold                                                                    10,825,000           1,000,000
                                                                                 ------------------  ------------------
         Total cash and cash equivalents                                              53,559,249         144,657,032
Securities available for sale:
      Investment                                                                      49,531,250           5,027,700
      Mortgage-backed                                                                 23,827,862             138,113
Securities held to maturity:
      Investment, estimated fair value of $110,742,000
        and $122,252,000, respectively                                               110,918,671         120,933,287
      Mortgage-backed, estimated fair value of $196,043,000
        and $206,654,000, respectively                                               196,276,995         204,788,321
Loans receivable, net                                                                321,230,525         249,458,785
Premises and equipment, net                                                            9,097,250           8,813,426
Federal Home Loan Bank stock, at cost                                                  4,370,800           3,639,400
Interest receivable                                                                    3,800,393           3,067,928
Other assets                                                                           2,049,779           1,783,941
                                                                                 ------------------  ------------------
         Total assets                                                               $774,662,774        $742,307,933
                                                                                 ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
      Deposits                                                                      $545,283,303        $537,002,097
      Advances from Federal Home Loan Bank of New York                                21,618,738                   -
      Advance payments by borrowers for taxes and insurance                            3,114,140           2,864,863
      Other liabilities and accrued expenses                                           2,767,276           2,534,374
                                                                                 ------------------  ------------------
         Total liabilities                                                           572,783,457         542,401,334
                                                                                 ------------------  ------------------
Stockholders' equity:
      Preferred stock; par value $.01; authorized 1,000,000
        shares; issued and outstanding - none                                                  -                   -
      Common stock; par value $.01; authorized 75,000,000
        shares; 30,530,470 shares issued and outstanding                                 305,305             305,305
      Additional paid-in capital                                                     133,866,270         133,796,416
      Retained earnings - substantially restricted                                    78,165,885          76,591,010
      Common stock acquired by Employee Stock Ownership Plan                         (10,441,421)        (10,807,787)
      Accumulated other comprehensive income -
        unrealized (loss) gain on securities available for sale                          (16,722)             21,655
                                                                                 ------------------  ------------------
         Total stockholders' equity                                                  201,879,317         199,906,599
                                                                                 ------------------  ------------------

         Total liabilities and stockholders' equity                                 $774,662,774        $742,307,933
                                                                                 ==================  ==================

See notes to consolidated financial statements.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  ---------------------------------------------
                                   (Unaudited)



                                                       Three Months Ended                Six Months Ended
                                                          September 30,                    September 30,
                                                  ------------------------------  -------------------------------
Interest income:                                       2004            2003             2004            2003
                                                  --------------  --------------  ---------------  --------------
     Loans                                          $ 4,039,364     $ 2,960,854      $ 7,514,211     $ 6,192,589
     Mortgage-backed securities                       2,159,142       2,052,913        4,250,552       4,022,794
     Investments securities                           1,260,814       1,145,449        2,428,792       2,310,484
     Other interest-earning assets                      107,509         110,281          269,654         281,343
                                                  --------------  --------------  ---------------  --------------
             Total interest income                    7,566,829       6,269,497       14,463,209      12,807,210
                                                  --------------  --------------  ---------------  --------------
Interest expense:
     Deposits                                         2,639,145       2,876,588        5,113,599       5,932,342
     FHLB advances                                      205,170               -          306,677               -
                                                  --------------  --------------  ---------------  --------------
             Total interest expense                   2,844,315       2,876,588        5,420,276       5,932,342
                                                  --------------  --------------  ---------------  --------------

Net interest income                                   4,722,514       3,392,909        9,042,933       6,874,868
Provision for (recovery of) loan losses                 125,000               -          200,000        (100,000)
                                                  --------------  --------------  ---------------  --------------
Net interest income after provision
     for (recovery of) loan losses                    4,597,514       3,392,909        8,842,933       6,974,868
                                                  --------------  --------------  ---------------  --------------
Non-interest income:
     Fees and service charges                            61,669          58,899          125,367         121,256
     Miscellaneous                                       11,829          13,805           26,269          27,192
                                                  --------------  --------------  ---------------  --------------
             Total non-interest income                   73,498          72,704          151,636         148,448
                                                  --------------  --------------  ---------------  --------------

Non-interest expenses:
     Salaries and employee benefits                   1,303,082         971,348        2,620,994       1,917,383
     Net occupancy expense of premises                  236,496         176,383          441,640         349,690
     Equipment                                          222,115         201,897          444,051         390,526
     Directors' compensation                            139,045         112,648          276,536         239,713
     Legal                                               (4,931)          6,713          245,365          13,598
     Advertising                                         82,700          69,165          203,168         202,387
     Federal insurance premium                           21,829          19,806           43,096          39,408
     Miscellaneous                                      419,338         312,511          789,466         568,717
                                                  --------------  --------------  ---------------  --------------

             Total non-interest expenses              2,419,674       1,870,471        5,064,316       3,721,422
                                                  --------------  --------------  ---------------  --------------

Income before income taxes                            2,251,338       1,595,142        3,930,253       3,401,894
Income taxes                                            909,000         638,000        1,597,000       1,358,000

                                                  --------------  --------------  ---------------  --------------
Net income                                          $ 1,342,338     $   957,142      $ 2,333,253     $ 2,043,894
                                                  ==============  ==============  ===============  ==============
Net income per common share:
     Basic/diluted                                       $ 0.05      N/A (1)              $ 0.08      N/A (1)
                                                  ==============  ==============  ===============  ==============
Dividends per common share                               $ 0.03      N/A (1)              $ 0.06      N/A (1)
                                                  ==============  ==============  ===============  ==============

Weighted average number of common shares and
   common stock equivalents outstanding:
     Basic/diluted                                   29,477,168      N/A (1)          29,468,009      N/A (1)
                                                  ==============  ==============  ===============  ==============

        (1) Converted to stock form on March 3, 2004.



See notes to consolidated financial statements.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)



                                                               Three Months Ended                Six Months Ended
                                                                  September 30,                   September 30,
                                                          ------------------------------  -------------------------------
                                                               2004            2003             2004            2003
                                                          --------------  --------------  ---------------  --------------
Net income                                                  $ 1,342,338       $ 957,142      $ 2,333,253     $ 2,043,894
                                                          --------------  --------------  ---------------  --------------

Other comprehensive (loss) income, net of income taxes:
     Gross unrealized holding (loss) on
       securities available for sale                           (646,076)         (2,307)         (63,898)        (16,268)
     Deferred income taxes                                      258,043             923           25,521           6,507
                                                          --------------  --------------  ---------------  --------------

Other comprehensive (loss)                                     (388,033)         (1,384)         (38,377)         (9,761)
                                                          --------------  --------------  ---------------  --------------

Comprehensive income                                        $   954,305       $ 955,758      $ 2,294,876     $ 2,034,133
                                                          ==============  ==============  ===============  ==============





See notes to consolidated financial statements.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  --------------------------------------------
                                   (Unaudited)

                                                                                      Six Months Ended September 30,
                                                                                    ----------------------------------
                                                                                          2004               2003
                                                                                    ---------------   ----------------
Cash flows from operating activities:
     Net income                                                                      $   2,333,253        $ 2,043,894
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                            304,546            200,329
        Net amortization of deferred fees, premiums and discounts                           (6,117)           158,418
        Provision for (recovery of) loan losses                                            200,000           (100,000)
        (Increase) decrease in interest receivable                                        (732,465)           193,583
        Deferred income taxes                                                             (306,711)          (185,878)
        Decrease (increase) in other assets                                                 66,394         (1,058,231)
        Increase (decrease) in accrued interest payable                                     63,404             (4,234)
        Increase (decrease) in other liabilities                                           169,498           (562,969)
        ESOP shares committed to be released                                               436,220                  -
                                                                                    ---------------   ----------------
           Net cash provided by operating activities                                     2,528,022            684,912
                                                                                    ---------------   ----------------
Cash flows from investing activities:
     Proceeds of calls, maturites and repayments of:
        Investment securities available for sale                                                 -          5,000,000
        Mortgage-backed securities available for sale                                    1,706,522             55,176
        Investment securities held to maturity                                          40,000,000         64,000,000
        Mortgage-backed securities held to maturity                                     37,925,340         48,506,550
     Purchases of:
        Investment securities available for sale                                       (45,000,000)                 -
        Mortgage-backed securities available for sale                                  (24,960,626)      (103,154,839)
        Investment securities held to maturity                                         (29,978,125)       (80,000,000)
        Mortgage-backed securities held to maturity                                    (29,758,462)                 -
        Loans receivable                                                               (19,620,332)                 -
        Premises and equipment                                                            (588,370)        (1,418,385)
        Federal Home Loan Bank of New York stock                                          (731,400)          (256,500)
     Net change in loans receivable                                                    (52,011,195)        13,772,522
                                                                                    ---------------   ----------------
           Net cash (used in) investing activities                                    (123,016,648)       (53,495,476)
                                                                                    ---------------   ----------------
Cash flows from financing activities:
     Net increase in deposits                                                            8,281,206         32,876,361
     Proceeds from borrowed funds                                                       25,000,000                  -
     Principal payments on borrowed funds                                               (3,381,262)                 -
     Dividends paid                                                                       (758,378)                 -
     Net increase (decrease) in payments by borrowers for taxes and insurance              249,277           (287,971)
                                                                                    ---------------   ----------------
           Net cash provided by financing activities                                    29,390,843         32,588,390
                                                                                    ---------------   ----------------

Net (decrease) in cash and cash equivalents                                            (91,097,783)       (20,222,174)
Cash and cash equivalents - beginning                                                  144,657,032         76,251,063
                                                                                    ---------------   ----------------
Cash and cash equivalents - ending                                                   $  53,559,249       $ 56,028,889
                                                                                    ===============   ================
Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                            $ 5,356,872       $  5,936,576
                                                                                    ===============   ================
        Income taxes                                                                   $ 1,881,469       $  2,555,000
                                                                                    ===============   ================

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



2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.



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

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

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

CHANGES IN FINANCIAL CONDITION

The Company's assets at September 30, 2004, totaled $774.7 million, which represents an increase of $32.4 million or 4.4% as compared with $742.3 million at March 31, 2004.

Cash and cash equivalents at September 30, 2004, totaled $53.6 million, which represents a decrease of $91.1 million or 63.0% as compared with $144.7 million at March 31, 2004. Cash and cash equivalents at March 31, 2004 included funds received in our initial public stock offering in March 2004. The majority of these funds have since been redeployed into our loan and securities portfolios, which increased significantly as noted below.

Securities available for sale at September 30, 2004, increased $68.2 million or 1,320.0% to $73.4 million when compared with $5.2 million at March 31, 2004. The increase during the six months ended September 30, 2004, resulted primarily from $70.0 million in purchases of securities available for sale, which was sufficient to offset maturities, calls and repayments totaling $1.7 million and $64,000 in net unrealized losses. The increase in securities available for sale was funded by the deployment of cash proceeds from the offering and by $25.0 million in Federal Home Loan Bank of New York ("FHLB") borrowings.

Securities held to maturity at September 30, 2004, decreased $18.5 million or 5.7% to $307.2 million when compared with $325.7 million at March 31, 2004. The decrease during the six months ended September 30, 2004, resulted primarily from $59.7 million in purchases of securities held to maturity, which was more than offset by maturities, calls and repayments totaling $77.9 million.

Net loans at September 30, 2004, increased $71.7 million or 28.7 % to $321.2 million when compared with $249.5 million at March 31, 2004. The increase during the six months ended September 30, 2004, resulted primarily from continued strong origination volume and $19.6 million in loans purchased, which outpaced repayments. The increase in loans receivable was funded by the deployment of cash proceeds from the offering.

Deposits at September 30, 2004, increased $8.3 million or 1.5% to $545.3 million when compared with $537.0 million at March 31, 2004. Advances from the Federal Home Loan Bank ("FHLB") totaled $21.6 million at September 30, 2004, as compared to no outstanding borrowings at March 31, 2004.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


CHANGES IN FINANCIAL CONDITION (CONT'D.)

The Bank began to borrow from the FHLB as part of its strategy to leverage its strong capital position. In May 2004, the Bank borrowed $25.0 million at a weighted average interest rate of 3.39% and weighted average maturity of 3.4 years. During the six months ended September 30, 2004, $3.4 million in principal has been repaid on those advances. In October 2004, the Bank borrowed an additional $50.0 million from the FHLB in continuation of this leverage strategy.

Stockholders' equity totaled $201.9 million and $199.9 million at September 30, 2004 and March 31, 2004, respectively. The increase of $2.0 million for the six months ended September 30, 2004, resulted primarily from net income of $2.3 million and $436,000 in ESOP shares committed to be released offset by the cash dividends paid of $758,000 and unrealized losses of $38,000 on the available for sale securities portfolios.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net income increased $385,000 or 40.2% to $1.34 million for the three months ended September 30, 2004 compared with $957,000 for the same 2003 period. The increase in net income during the 2004 period resulted from an increase in total interest income and a decrease in total interest expense partially offset by increases in non-interest expenses, provision for loan losses, and income taxes.

Interest income on loans increased by $1.08 million or 36.5% to $4.04 million during the three months ended September 30, 2004, when compared with $2.96 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $108.9 million or 55.1% in the average balance of loans outstanding partially offset by a seventy-two basis point decrease in the yield earned on the loan portfolio to 5.27% from 5.99%. Interest on mortgage-backed securities increased $106,000 or 5.2% to $2.159 million during the three months ended September 30, 2004, when compared with $2.053 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $24.6 million or 12.0% in the average balance of mortgage-backed securities outstanding which was sufficient to offset a decrease of twenty-four basis points in the yield earned on mortgage-backed securities to 3.77% from 4.01%. Interest earned on investment securities increased by $115,000 or 10.1% to $1.260 million during the three months ended September 30, 2004, when compared to $1.145 million during the same 2003 period as a $31.5 million or 22.5% increase in average balance was largely offset by a thirty-three basis point decline in yield to 2.94% from 3.27%. Interest earned on other interest-earning assets decreased by $3,000 or 2.5% to $107,000 during the three months ended September 30, 2004, when compared to $110,000 during the same 2003 period primarily due to a decrease of eighteen basis points in yield to 1.30% from 1.48%, partially offset by a $3.5 million or 11.8% increase in average balance.

Interest expense on deposits decreased $238,000 or 8.3% to $2.639 million during the three months ended September, 2004, when compared to $2.877 million during the same 2003 period. Such decrease was primarily attributable to a decrease of twenty-six basis points in the cost of interest-bearing deposits to 1.97% from 2.23%, which was sufficient to offset an increase of $18.7 million or 3.6% in the average balance of interest-bearing deposits. Interest expense on borrowed money totaled $205,000 during the three months ended September30, 2004, when compared with none during the same 2003 period. In May 2004, the Bank implemented its leveraging strategy and borrowed $25.0 million from the Federal Home Loan Bank of New York. During the three months ended September 30, 2004, $3.3 million in principal was repaid on those advances.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (CONT'D.)

Net interest income increased $1.3 million or 39.2% during the three months ended September, 2004, when compared with the same 2003 period. Such increase was due to a decrease in total interest expense of $33,000, along with an increase in total interest income of $1.3 million. Average interest-earning assets increased $168.4 million or 29.4% while average interest-bearing liabilities increased $42.0 million or 8.1%. The $126.2 million increase in average net interest-earning assets was attributable to the proceeds of the Company's initial stock offering and more than offset the effect of a decline in net interest rate spread to 2.05% from 2.15%. The decrease in the interest rate spread resulted from a decrease of twenty-nine basis points in the yield earned on interest-earning assets, sufficient to offset a nineteen basis points decrease in the cost of interest-bearing liabilities.

During the three months ended September, 2004, the Bank provided $125,000 as a provision for loan losses as compared to no provision during the same 2003 period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2004, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $251,000 or 0.03% of total assets, as compared to $122,000 or 0.02% of total assets at March 31, 2004, and $38,000 or less than 0.01% of total assets at September 30, 2003. During the three months ended September 30, 2004 and 2003, the Bank did not charge off any loans. The allowance for loan losses amounted to $1,040,000 at September 30, 2004, representing 0.32% of total loans and 414.3% of loans delinquent ninety days or more, as compared to $915,000, representing 0.32% of total loans and 663.0% of loans delinquent ninety days or more at June 30, 2004, $840,000, representing 0.33% of total loans and 688.5% of loans delinquent ninety days or more at March 31, 2004, and $840,000, representing 0.42% of total loans and 2,210.5% of loans delinquent ninety days or more at September 30, 2003.

Non-interest expenses increased by $550,000 to $2.42 million during the three months ended September 30, 2004, when compared with $1.87 million during the same 2003 period. The components of non-interest expenses which experienced significant change were salaries and employees benefits and miscellaneous expenses, which increased $332,000 and $107,000, respectively. The increase in salaries and employee benefits was largely due to the addition of personnel needed to staff new and expanded branch locations and the addition of a controller position. The increase in miscellaneous expenses is attributable to the increased size of the Company and with the additional costs of being a public entity. All other elements of non-interest expenses totaled $697,000 during the three months ended September 30, 2004, as compared to $587,000 during the same 2003 period.

Income taxes totaled $909,000 and $638,000 during the three months ended September 30, 2004 and 2003, respectively. The increase during the 2004 period resulted from an increase in pre-tax income.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net income increased $289,000 or 14.1% to $2.333 million for the six months ended September 30, 2004 compared with $2.04 million for the same 2003 period. The increase in net income during the 2004 period resulted from an increase in total interest income and a decrease in total interest expense partially offset by an increase in non-interest expenses, provision for loan losses, and income taxes.

Interest income on loans increased by $1.32 million or 21.3% to $7.51 million during the six months ended September 30, 2004, when compared with $6.19 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $81.2 million or 40.2% in the average balance of loans outstanding partially offset by an eighty-three basis point decrease in the yield earned on the loan portfolio to 5.30% from 6.13%. Interest on mortgage-backed securities increased $228,000 or 5.7% to $4.25 million during the six months ended September 30, 2004, when compared with $4.02 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $33.8 million or 17.6% in the average balance of mortgage-backed securities outstanding which was sufficient to offset a decrease of forty-two basis points in the yield earned on mortgage-backed securities to 3.78% from 4.20%. Interest earned on investment securities increased by $118,000 or 5.10% to $2.43 million during the six months ended September 30, 2004, when compared to $2.31 million during the same 2003 period, as a $30.7 million or 22.9% increase in average balance was largely offset by a fifty basis point decline in yield to 2.95% from 3.45%. Interest earned on other interest-earning assets decreased by $11,000 or 3.91% to $270,000 during the six months ended September 30, 2004, when compared to $281,000 during the same 2003 period primarily due to a decrease of fifty-five basis points in yield to 0.95% from 1.50%, which was partially offset by a $19.0 million or 50.8% increase in average balance.

Interest expense on deposits decreased $819,000 or 13.8% to $5.11 million during the six months ended September, 2004, when compared to $5.93 million during the same 2003 period. Such decrease was primarily attributable to a decrease of forty-one basis points in the cost of interest-bearing deposits to 1.92% from 2.33%, which was sufficient to offset an increase of $22.4 million or 4.4% in the average balance of interest-bearing deposits. Interest expense on borrowed money totaled $307,000 during the six months ended September, 2004, when compared with none during the same 2003 period. In May, the Bank borrowed $25.0 million from the Federal Home Loan Bank of New York. During the six months ended September 30, 2004, $3.4 million in principal was repaid on those advances.

Net interest income increased $2.2 or 31.5% during the six months ended September, 2004, when compared with the same 2003 period. Such increase was due to an increase in total interest income of $1.7 million along with a $512,000 decrease in total interest expense. Average interest-earning assets increased $164.7 million or 29.2% while average interest-bearing liabilities increased $39.3 million or 7.7%. The $125.4 million increase in average net interest-earning assets was attributable to the proceeds of the Company's initial stock offering and more than offset the effect of a decline in net interest rate spread to 1.98% from 2.20%. The decrease in the interest rate spread resulted from a decrease of fifty-seven basis points in the yield earned on interest-earning assets, sufficient to offset a thirty-five basis points decrease in the cost of interest-bearing liabilities.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER, 2004 AND 2003 (CONT'D)

During the six months ended September, 2004, the Bank provided $200,000 as a provision for loan losses as compared to a $100,000 recovery during the same 2003 period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the six months ended September 30, 2004 and 2003, the Bank did not charge off any loans.

Non-interest income increased $4,000 or 2.7% to $152,000 during the six months ended September 30, 2004, from $148,000 during the same 2003 period.

Non-interest expenses increased by $1.34 million to $5.06 million during the six months ended September 30, 2004, when compared with $3.72 million during the same 2003 period. The components of non-interest expenses which experienced significant change were salaries and employees benefits, legal fees and miscellaneous expenses, which increased $704,000, $231,000 and $221,000, respectively. The increase in salaries and employee benefits was largely due to the addition of personnel needed to staff new and expanded branch locations and the addition of a controller position. Legal fees increased to $245,000 for the six months ended September 30, 2004, as compared to $14,000 for the same 2003 period, primarily due to litigation brought against the Bank in connection with the Bank's reorganization into the mutual holding company structure and increased legal services associated with being a public company. The increase in miscellaneous expenses is attributable to the increased size of the Company and with the additional costs of being a public entity. All other elements of non-interest expenses totaled $1.41 million during the six months ended September 30, 2004, as compared to $1.22 during the same 2003 period.

Income taxes totaled $1,597,000 and $1,358,000 during the six months ended September 30, 2004 and 2003, respectively. The increase during the 2004 period resulted from an increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Bank maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $126.9 million or 16.4% of total assets at September 30, 2004 as compared to $149.8 million or 20.2% of total assets at March 31, 2004.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the six months ended September 30, 2004. The primary source of cash was net income. The Company declared its second cash dividend during the three months ended September 30, 2004. Such dividend totaled $379,000 and was paid on August 19, 2004. Dividends declared totaled $758,000 during the six months ended September 30, 2004.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

The primary sources of investing activity are lending and the purchases of loans and securities. Net loans amounted to $321.2 million and $249.5 million at September 30 and March 31, 2004, respectively. Securities, including available for sale and held to maturity issues, totaled $380.6 million and $330.9 million at September 30 and March 31, 2004, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2004, advances from the FHLB amounted to $21.6 million.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2004, the Bank has outstanding commitments to originate and purchase loans, and fund approved lines of credit aggregating $20.5 million. In addition, as of September 30, 2004, the Bank had $44.9 million in commitments outstanding to purchase mortgage-backed securities. Certificates of deposit scheduled to mature in one year or less at September 30, 2004, totaled $232.3 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets

The following table sets forth the Bank's capital position at September 30, 2004, as compared to the minimum regulatory capital requirements:

                                                                                                             To Be Well
                                                                                                             Capitalized
                                                                                                             Under Prompt
                                                                              Minimum Capital                 Corrective
                                                    Actual                     Requirements               Actions Provisions
                                         -----------------------------  ---------------------------   ---------------------------
                                             Amount         Ratio          Amount         Ratio          Amount         Ratio
                                         --------------  -------------  ------------   ------------   ------------   ------------
Total Capital
  (to risk-weighted assets)                $ 136,482         54.85%      $ 19,905          8.00%       $ 24,882         10.00%
                                         --------------  -------------  ------------   ------------   ------------   ------------

Tier 1 Capital
  (to risk-weighted assets)                  135,442         54.43%         9,953          4.00%         14,929          6.00%
                                         --------------  -------------  ------------   ------------   ------------   ------------

Core (Tier 1) Capital
  (to adjusted total assets)                 135,442         18.83%        28,769          4.00%         35,961          5.00%
                                         --------------  -------------  ------------   ------------   ------------   ------------

Tangible Capital
  (to adjusted total assets)                 134,776         18.76%        10,788          1.50%              -           -  %
                                         --------------  -------------  ------------   ------------   ------------   ------------

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                                     ITEM 3:
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------


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

NET PORTFOLIO VALUE. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of June 30, 2004, the most recent date the Bank's NPV was calculated by the OTS.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------




                                                                                   NPV as
           Change in                                                        Percent of Portfolio
        Interest Rates                Net Portfolio Value                     Value of Assets
                           -------------------------------------------  -----------------------------
        In Basis Points                      Dollar         Percent        NPV          Change In
         (Rate Shock)          Amount        Change          Change       Ratio        Basis Points
       ------------------  -------------  ------------- --------------  ------------  ---------------
                                                    (Dollars in Thousands)
              300             $ 109,878       $(42,886)        (28)%       16.39%         (474)
                           -------------  ------------- --------------  ------------  ---------------
              200               125,214        (27,549)        (18)        18.18          (295)
                           -------------  ------------- --------------  ------------  ---------------
              100               139,586        (13,178)         (9)        19.76          (137)
                           -------------  ------------- --------------  ------------  ---------------
            Static              152,764              -           -         21.13             -
                           -------------  ------------- --------------  ------------  ---------------
             -100               160,953         (8,190)          5         21.90            77
                           -------------  ------------- --------------  ------------  ---------------



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

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                                     ITEM 4:
                             CONTROLS AND PROCEDURES
                -------------------------------------------------


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

         The Bank filed a claim under its Directors and Officers liability coverage, which includes a $100,000 deductible, to recover certain costs incurred in the defense against Mr. Seidman's claims. During the quarter ended September 30, 2004, legal fees relating to this matter totaling $32,000, and insurance proceeds of $142,000, were included in the consolidated statements of income in legal fees. At September 30, 2004, $4,000 has been recorded as an insurance claim receivable and is included in other assets in the consolidated statements of financial condition.

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


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -------------------------------------------------------------

         None.

ITEM 3. Defaults Upon Senior Securities

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

         On September 7, 2004, the annual meeting of stockholders was held. Frank J. Hahofer and John Stokes were elected to serve as directors with terms expiring in 2007. The directors whose terms continued and the years their terms expire are as follows: John A. Celentano, Jr.
         (2005); Thomas A. Miller (2005); John H. Peto (2006);  Raymond L. Sisco
         (2006); and Joseph C. Smith (2006). The Company's stockholders also ratified the appointment of Radics & Co., LLC as the Company's independent public accountants for the year ending March 31, 2005.

         The following are the results of the annual meeting:

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY

                                     PART II

ITEM 4. Submission of Matters to a Vote of Security Holders (cont'd)
        ------------------------------------------------------------

ELECTION OF DIRECTORS.

                                                                FOR                        WITHHELD
                                                      --------------------------     ------------------------
                  Nominees for                                 Number                        Number
                   Three Year
                     Terms:
 ------------------------------------------------     --------------------------     ------------------------
                Frank J. Hahofer                             24,411,751                     3,285,137
                                                      --------------------------     ------------------------
                   John Stokes                               24,285,767                     3,411,121
                                                      --------------------------     ------------------------

RATIFICATION OF INDEPENDENT AUDITORS.
           FOR                       AGAINST                      ABSTAIN
--------------------------   -------------------------    -------------------------   -------------------------

       27,024,318                    344,292                      328,278
--------------------------   -------------------------    -------------------------   -------------------------


ITEM 5. Other Information
        -----------------

         None.


ITEM 6. Exhibits
        --------

        The following Exhibits are filed as part of this report.
                  3.1    Certificate of Incorporation of Clifton Savings Bancorp, Inc.*
                  3.2    By-Laws of Clifton Savings Bancorp, Inc.*
                  4.1    Specimen Stock Certificate of Clifton Savings Bancorp, Inc. *
                  31.1   Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-
                         Oxley Act of 2002 (filed herewith).
                  31.2   Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-
                         Oxley Act of 2002 (filed herewith).
                  32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
                  32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
                  --------------------------

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








                                   CLIFTON SAVINGS BANCORP, INC.


Date: November 1, 2004             By: /s/ John A. Celentano, Jr.
                                       -----------------------------------------
                                       John A. Celentano, Jr.
                                       Chairman of the Board and Chief Executive
                                              Officer



Date: November 1, 2004             By: /s/ Christine R. Piano
                                       -----------------------------------------
                                       Christine R. Piano
                                       Chief Financial Officer and Treasurer