Form 10-Q
period 2004-12-31
CLIFTON SAVINGS BANCORP INC
filed 2005-02-04
CIK 1240581

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q
(Mark One)

---------
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


For the quarterly period ended               December 31, 2004
                               -------------------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


For the transition period from            to
                               ----------    -----------------------------------

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

                                  973-473-2200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              ----     ----

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act)  Yes        No    X
                                                    ------     -----

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date February 1, 2005: 30,530,470 shares outstanding



                                  CLIFTON SAVINGS BANCORP, INC.
                                         AND SUBSIDIARY

                                             INDEX


                                                                                                             Page
PART I - FINANCIAL INFORMATION                                                                              Number
                                                                                                         -------------

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition (Unaudited)-
                 at December 31, 2004 and March 31, 2004                                                      1

               Consolidated Statements of Income (Unaudited)- For the Three
                  And Nine Months Ended December 31, 2004 and 2003                                            2

               Consolidated Statements of Comprehensive Income (Unaudited) - For the
                  Three and Nine Months Ended December 31, 2004 and 2003                                      3

               Consolidated Statements of Cash Flows (Unaudited) - For the
                  Nine Months Ended December 31, 2004 and 2003                                                4

               Notes to Consolidated Financial Statements                                                     5

      Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                                6-13

      Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                   14-15

      Item 4:  Controls and Procedures                                                                        16


PART II - OTHER INFORMATION

      Item 1:  Legal Proceedings                                                                              17

      Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds                                    17

      Item 3:  Defaults Upon Senior Securities                                                                17

      Item 4:  Submission of Matters to a Vote of Security Holders                                            17

      Item 5:  Other Information                                                                              18

      Item 6:   Exhibits                                                                                      18

SIGNATURES                                                                                                    19

                                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 ----------------------------------------------
                                                 (Unaudited)
                                                                                  December 31,          March 31,
ASSETS                                                                                2004                2004
------                                                                           --------------      --------------
Cash and amounts due from depository institutions                                $    7,753,530      $   15,591,119
Interest-bearing deposits in other banks                                              5,221,285         128,065,913
Federal funds sold                                                                   11,000,000           1,000,000
                                                                                 --------------      --------------
         Total cash and cash equivalents                                             23,974,815         144,657,032
Securities available for sale:
      Investment                                                                     59,298,950           5,027,700
      Mortgage-backed                                                                71,517,175             138,113
Securities held to maturity:
      Investment, estimated fair value of $140,229,000
        and $122,252,000, respectively                                              140,922,401         120,933,287
      Mortgage-backed, estimated fair value of $181,845,000
        and $206,654,000, respectively                                              182,083,445         204,788,321
Loans receivable, net                                                               334,807,446         249,458,785
Premises and equipment, net                                                           9,033,771           8,813,426
Federal Home Loan Bank stock, at cost                                                 4,370,800           3,639,400
Interest receivable                                                                   3,407,470           3,067,928
Other assets                                                                          2,319,381           1,783,941
                                                                                 --------------      --------------
         Total assets                                                            $  831,735,654      $  742,307,933
                                                                                 ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
      Deposits                                                                    $ 551,862,410       $ 537,002,097
      Advances from Federal Home Loan Bank of New York                               71,088,894                   -
      Advance payments by borrowers for taxes and insurance                           3,106,480           2,864,863
      Other liabilities and accrued expenses                                          2,771,500           2,534,374
                                                                                 --------------      --------------
         Total liabilities                                                          628,829,284         542,401,334
                                                                                 --------------      --------------
Stockholders' equity:
      Preferred stock; par value $.01; authorized 1,000,000
        shares; issued and outstanding - none                                                 -                   -
      Common stock; par value $.01; authorized 75,000,000
        shares; 30,530,470 shares issued and outstanding                                305,305             305,305
      Additional paid-in capital                                                    133,903,025         133,796,416
      Retained earnings - substantially restricted                                   79,205,688          76,591,010
      Common stock acquired by Employee Stock Ownership Plan                        (10,258,237)        (10,807,787)
      Accumulated other comprehensive income -
        unrealized (loss) gain on securities available for sale                        (249,411)             21,655
                                                                                 --------------      --------------
         Total stockholders' equity                                                 202,906,370         199,906,599
                                                                                 --------------      --------------

         Total liabilities and stockholders' equity                              $  831,735,654      $  742,307,933
                                                                                 ==============      ==============

See notes to consolidated financial statements.


                                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF INCOME
                                     ---------------------------------------
                                                 (Unaudited)

                                                              Three Months Ended                  Nine Months Ended
                                                                 December 31,                        December 31,
                                                       --------------------------------   ----------------------------------
                                                             2004             2003              2004               2003
                                                       ---------------  ---------------   ---------------    ---------------
Interest income:
      Loans                                            $     4,347,772  $     3,042,089   $    11,861,983    $     9,234,678
      Mortgage-backed securities                             2,485,729        1,742,376         6,736,281          5,765,170
      Investments securities                                 1,234,273        1,240,594         3,663,065          3,551,077
      Other interest-earning assets                            222,604           47,729           492,258            329,072
              Total interest income                          8,290,378        6,072,788        22,753,587         18,879,997
                                                       ---------------  ---------------   ---------------    ---------------
Interest expense:
      Deposits                                               2,814,873        2,876,622         7,928,472          8,808,964
      FHLB advances                                            644,459                -           951,136                  -
                                                       ---------------  ---------------   ---------------    ---------------
              Total interest expense                         3,459,332        2,876,622         8,879,608          8,808,964
                                                       ---------------  ---------------   ---------------    ---------------

Net interest income                                          4,831,046        3,196,166        13,873,979         10,071,033
Provision for (recovery of) loan losses                         35,000                -           235,000           (100,000)
                                                       ---------------  ---------------   ---------------    ---------------
Net interest income after provision
      for (recovery of) loan losses                          4,796,046        3,196,166        13,638,979         10,171,033
                                                       ---------------  ---------------   ---------------    ---------------
Non-interest income:
      Fees and service charges                                  60,252           56,971           185,619            178,227
      Loss on sale of mortgage-backed securities
         held to maturity                                      (26,322)               -           (26,322)                 -
      Miscellaneous                                            105,225           13,816           131,494             41,009
                                                       ---------------  ---------------   ---------------    ---------------
              Total non-interest income                        139,155           70,787           290,791            219,236
                                                       ---------------  ---------------   ---------------    ---------------

Non-interest expenses:
      Salaries and employee benefits                         1,382,847          949,324         4,003,841          2,866,708
      Net occupancy expense of premises                        238,940          206,838           680,580            556,528
      Equipment                                                226,561          217,164           670,612            607,690
      Directors' compensation                                  140,491          111,705           417,027            351,418
      Legal                                                     73,603            6,713           318,967             20,310
      Advertising                                              106,015           97,150           309,184            299,537
      Federal insurance premium                                 19,221           19,309            62,317             58,717
      Miscellaneous                                            358,532          313,837         1,147,998            882,555
                                                       ---------------  ---------------   ---------------    ---------------
              Total non-interest expenses                    2,546,210        1,922,040         7,610,526          5,643,463
                                                       ---------------  ---------------   ---------------    ---------------

Income before income taxes                                   2,388,991        1,344,913         6,319,244          4,746,806
Income taxes                                                   970,000          537,000         2,567,000          1,895,000

                                                       ---------------  ---------------   ---------------    ---------------
Net income                                             $     1,418,991  $       807,913   $     3,752,244    $     2,851,806
                                                       ===============  ===============   ===============    ===============
Net income per common share:
      Basic/diluted                                    $          0.05        N/A (1)     $          0.13          N/A (1)
                                                       ===============  ===============   ===============    ===============
Dividends per common share                             $          0.03        N/A (1)     $          0.09          N/A (1)
                                                       ===============  ===============   ===============    ===============

Weighted average number of common shares and common stock equivalents outstanding:
      Basic/diluted                                         29,495,487        N/A (1)          29,477,168          N/A (1)
                                                       ===============  ===============   ===============    ===============

       (1) Converted to stock form on March 3, 2004.

See notes to consolidated financial statements.



                          CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         -----------------------------------------------
                                          (Unaudited)



                                                              Three Months Ended                  Nine Months Ended
                                                                 December 31,                        December 31,
                                                       ---------------------------------  -----------------------------------
                                                            2004             2003              2004               2003
                                                       ---------------- ----------------  ----------------   ----------------
Net income                                             $     1,418,991  $       807,913   $     3,752,244    $     2,851,806
                                                       ---------------- ----------------  ----------------   ----------------

Other comprehensive (loss) income, net of income taxes:
      Gross unrealized holding  (loss) gain on
        securities available for sale                         (387,428)          22,901          (451,326)             6,632
      Deferred income taxes                                    154,739           (9,139)          180,260             (2,631)
                                                       ---------------- ----------------  ----------------   ----------------

Other comprehensive (loss) gain                               (232,689)          13,762          (271,066)             4,001
                                                       ---------------- ----------------  ----------------   ----------------

Comprehensive income                                   $     1,186,302   $      821,675   $     3,481,178    $     2,855,807
                                                       ================ ================  ================   ================






See notes to consolidated financial statements.

                                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------
                                                  (Unaudited)

                                                                                                 Nine Months Ended December 31,
                                                                                              --------------------------------------
                                                                                                     2004                 2003
                                                                                              ------------------   -----------------
Cash flows from operating activities:
     Net income                                                                                $      3,752,244     $     2,851,806
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of premises and equipment                                        467,614             331,099
         Net amortization of deferred fees, premiums and discounts                                     (151,185)            387,445
         Provision for loan losses                                                                      235,000             100,000
         Loss on sale of mortgage-backed securities held to maturity                                     26,322                   -
         Gain on sale of premises and equipment, net                                                    (92,834)                  -
         (Increase) decrease in interest receivable                                                    (339,542)             63,385
         Deferred income taxes                                                                          (89,737)           (185,878)
         (Increase) in other assets                                                                    (265,443)         (2,140,074)
         Increase (decrease) in accrued interest payable                                                210,301             (19,420)
         Increase (decrease) in other liabilities                                                        26,825            (128,928)
         ESOP shares committed to be released                                                           656,159                   -
                                                                                              ------------------   -----------------
            Net cash provided by operating activities                                                 4,435,724           1,259,435
                                                                                              ------------------   -----------------
Cash flows from investing activities:
     Proceeds of sale of mortgage-backed securities held to maturity                                  2,357,517                   -
     Proceeds of calls, maturities and repayments of:
         Investment securities available for sale                                                             -           5,000,000
         Mortgage-backed securities available for sale                                                3,707,790              83,674
         Investment securities held to maturity                                                      50,000,000          74,000,000
         Mortgage-backed securities held to maturity                                                 52,313,049          66,244,947
         Premises and equipment, net                                                                    209,625                   -
     Purchases of:
         Investment securities available for sale                                                   (54,985,000)         (5,000,000)
         Mortgage-backed securities available for sale                                              (74,819,627)                  -
         Investment securities held to maturity                                                     (69,978,125)        (95,000,000)
         Mortgage-backed securities held to maturity                                                (32,486,996)       (129,132,662)
         Loans receivable                                                                           (32,735,547)         (4,628,268)
         Premises and equipment, net                                                                   (804,750)         (2,157,097)
         Federal Home Loan Bank of New York stock                                                      (731,400)           (256,500)
     Net change in loans receivable                                                                 (52,217,735)        (16,804,749)
                                                                                              ------------------   -----------------
            Net cash (used in) investing activities                                                (210,171,199)       (107,650,655)
                                                                                              ------------------   -----------------
Cash flows from financing activities:
     Net increase in deposits                                                                        14,860,313          57,797,418
     Proceeds from borrowed funds                                                                    75,000,000                   -
     Principal payments on borrowed funds                                                            (3,911,106)                  -
     Dividends paid                                                                                  (1,137,566)                  -
     Net increase (decrease) in payments by borrowers for taxes and insurance                           241,617             (63,023)
                                                                                              ------------------   -----------------
            Net cash provided by financing activities                                                85,053,258          57,734,395
                                                                                              ------------------   -----------------
Net (decrease) in cash and cash equivalents                                                        (120,682,217)        (48,656,825)
Cash and cash equivalents - beginning                                                               144,657,032          76,251,063
                                                                                              ------------------   -----------------
Cash and cash equivalents - ending                                                             $     23,974,815     $    27,594,238
                                                                                              ==================   =================
Supplemental information:
     Cash paid during the period for:
         Interest on deposits and borrowings                                                   $      8,669,307     $     8,828,385
                                                                                              ==================   =================
         Income taxes                                                                          $      2,891,469     $     3,315,000
                                                                                              ==================   =================


See notes to consolidated financial statements.


                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

The consolidated financial statements include the accounts of Clifton Savings Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Clifton Savings Bank, S.L.A. (the "Bank"). The Company's business consists principally of investing in securities and the operation of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.



2.   BASIS OF PRESENTATION
     ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended December 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.



3.   NET INCOME PER COMMON SHARE
     ---------------------------

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

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Clifton Savings Bancorp, Inc.'s results of operations depend primarily on its net interest income, which is a direct result of the interest rate environment. Net interest income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds.

Interest-earning assets consist primarily of investment and mortgage-backed securities, and loans which comprised 54.6% and 40.3%, respectively, of total assets at December 31, 2004, as compared to 44.6% and 33.6%, respectively, at March 31, 2004. The largest change in interest-earning assets between March 31, 2004 and December 31, 2004 was a $120.7 million or 83.4% decrease in cash and cash equivalents due to the redeployment of funds received in our initial public offering into higher yielding securities and loans.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York("FHLB"). The largest change in interest-bearing liabilities between March 31, 2004 and December 31, 2004 was a $71.1 million increase in borrowings. FHLB advances increased in order to fund the purchase of securities as part of an overall income enhancement strategy.

Net interest income increased $3.8 million or 37.8% during the nine months ended December 31, 2004, when compared with the same 2003 period. Such increase was due to an increase in total interest income of $3.9 million which was partially offset by a $71,000 increase in total interest expense. Average interest-earning assets increased $179.7 million or 31.2% while average interest-bearing liabilities increased $52.8 million or 10.1%. The $127.0 million increase in average net interest-earning assets was attributable to the proceeds of the Company's initial stock offering and more than offset the effect of a decline in net interest rate spread to 1.95% from 2.12%. The decrease in the interest rate spread resulted from a decrease of thirty-six basis points in the yield earned on interest-earning assets, sufficient to offset a nineteen basis point decrease in the cost of interest-bearing liabilities.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

Results of operations also depend, to a lesser extent, on non-interest income generated and provision for loan losses recorded as well as non-interest expense. During the nine months ended December 31, 2004, non-interest income increased $72,000 or 32.6%, offset by an increase of $335,000 in provision for loan losses along with an increase of $1.97 million or 34.9% in non-interest expense. The components of non-interest expense which experienced significant change were salaries and employees benefits, legal fees and miscellaneous expense, which increased $1.14 million, $299,000 and $265,000, respectively. The increase in salaries and employee benefits was attributable to $690,000 in expenses related to the stock-based compensation plans implemented upon the Company's initial public stock offering, along with the addition of personnel needed to staff new and expanded branch locations and the addition of controller and internal auditor positions. Legal fees increased to $319,000 for the nine months ended December 31, 2004, as compared to $20,000 for the same 2003 period, primarily due to litigation brought against the Bank in connection with the Bank's reorganization into the mutual holding company structure and increased legal services associated with being a public company. The increase in miscellaneous expenses reflects both the growth of the Company and additional costs associated with being a public company.

The Bank formed Botany Inc., a wholly-owned subsidiary, in December 2004. Botany Inc. is expected to be treated under New Jersey tax law as a New Jersey investment company and is intended to provide tax savings to the consolidated Company. Botany Inc. was funded with assets of $165.1 million on January 3, 2005.

CHANGES IN FINANCIAL CONDITION

The Company's assets at December 31, 2004, totaled $831.7 million, which represents an increase of $89.4 million or 12.0% as compared with $742.3 million at March 31, 2004.

Cash and cash equivalents at December 31, 2004, totaled $24.0 million, which represents a decrease of $120.7 million or 83.4% as compared with $144.7 million at March 31, 2004. Cash and cash equivalents at March 31, 2004 included funds received in our initial public stock offering in March 2004. These funds have since been redeployed into our loan and securities portfolios, which increased significantly as noted below.

Securities available for sale at December 31, 2004, increased $125.6 million or 2,432.3% to $130.8 million, when compared with $5.2 million at March 31, 2004. The increase during the nine months ended December 31, 2004, resulted primarily from $129.7 million in purchases of securities available for sale, which was sufficient to offset maturities, calls and repayments totaling $3.7 million and $451,000 in net unrealized losses. The increase in securities available for sale was funded by the deployment of cash proceeds from the offering and by $75.0 million in FHLB borrowings.

Securities held to maturity at December 31, 2004, decreased $2.7 million or 0.8% to $323.0 million when compared with $325.7 million at March 31, 2004. The decrease during the nine months ended December 31, 2004, resulted primarily from the sale of $2.3 million of mortgage-backed securities. The sale of such securities, all of which had remaining principal balances of less than 15% of their original balances, resulted in a $26,000 loss. The $102.4 million in purchases of securities held to maturity were largely offset by maturities, calls and repayments totaling $102.3 million.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

CHANGES IN FINANCIAL CONDITION (CONT'D.)

Net loans at December 31, 2004, increased $85.3 million or 34.2 % to $334.8 million when compared with $249.5 million at March 31, 2004. The increase during the nine months ended December 31, 2004, resulted primarily from continued strong origination volume and $32.7 million in loans purchased, which outpaced repayments. The increase in loans receivable was funded by the deployment of cash proceeds from the offering.

Deposits at December 31, 2004, increased $14.9 million or 2.8% to $551.9 million when compared with $537.0 million at March 31, 2004. Advances from the FHLB totaled $71.1 million at December 31, 2004, as compared to no outstanding borrowings at March 31, 2004.

The Bank began to borrow from the FHLB as part of its strategy to leverage its strong capital position. In May 2004, the Bank borrowed $25.0 million at a weighted average interest rate of 3.39% and weighted average maturity of 3.7 years. In October 2004, the Bank borrowed an additional $50.0 million from the FHLB at a weighted average rate of 3.58% and a weighted average maturity of 4.0 years in continuation of this leverage strategy. During the nine months ended December 31, 2004, $3.9 million in principal has been repaid on those advances. At December 31, 2004, the remaining borrowings of $71.1 million have an average interest rate of 3.60%.

Stockholders' equity totaled $202.9 million and $199.9 million at December 31, 2004 and March 31, 2004, respectively. The increase of $3.0 million for the nine months ended December 31, 2004, resulted primarily from net income of $3.8 million and $656,000 in ESOP shares committed to be released offset by cash dividends paid of $1.14 million and unrealized losses of $271,000 on the available for sale securities portfolios.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

Net income increased $611,000 or 75.6% to $1.42 million for the three months ended December 31, 2004 compared with $808,000 for the same 2003 period. The increase in net income during the 2004 period resulted primarily from an increase in total interest income partially offset by increases in non-interest expenses, provision for loan losses and income taxes.

Interest income on loans increased by $1.31 million or 42.9% to $4.35 million during the three months ended December 31, 2004, when compared with $3.04 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $114.0 million or 52.4% in the average balance of loans outstanding partially offset by a thirty-four basis point decrease in the yield earned on the loan portfolio to 5.25% from 5.59%. Interest on mortgage-backed securities increased $743,000 or 42.7% to $2.49 million during the three months ended December 31, 2004, when compared with $1.74 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $44.2 million or 21.1% in the average balance of mortgage-backed securities outstanding along with an increase of sixty basis points in the yield earned on mortgage-backed securities to 3.93% from 3.33%. Interest earned on investment securities decreased by $6,000 or 0.5% to $1.23 million during the three months ended December 31, 2004, when compared to $1.24 million during the same 2003 period due to a $26.0 million or 17.5% decrease in average balance coupled with a fifty-one basis point decline in yield to 2.84% from 3.35%. Interest earned on other interest-earning assets increased by $175,000 or 366.4% to $223,000 during the three months ended December 31, 2004, when compared to $48,000 during the same 2003 period primarily due to an increase of ninety-nine basis points in yield to 1.95% from 0.96%, along with a $25.6 million or 128.4% increase in average balance.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (CONT'D.)

Interest expense on deposits decreased $62,000 or 2.1% to $2.815 million during the three months ended December 31, 2004, when compared to $2.877 million during the same 2003 period. Such decrease was primarily attributable to a decrease of six basis points in the cost of interest-bearing deposits to 2.06% from 2.12%, which was sufficient to offset an increase of $3.1 million or 0.6% in the average balance of interest-bearing deposits. Interest expense on borrowed money totaled $644,000 during the three months ended December 31, 2004 when compared with none during the same 2003 period. In May 2004, the Bank implemented its leveraging strategy and borrowed $25.0 million from the FHLB. In October 2004, the Bank borrowed an additional $50.0 million from the FHLB in continuation of this leverage strategy. During the three months ended December 31, 2004, $530,000 in principal has been repaid on those advances.

Net interest income increased $1.6 million or 51.2% during the three months ended December 31, 2004, when compared with the same 2003 period. Such increase was due to an increase in total interest income of $2.2 million, partially offset by an increase in total interest expense of $583,000. Average interest-earning assets increased $209.6 million or 35.3% while average interest-bearing liabilities increased $74.5 million or 13.7%. The $135.1 million increase in average net interest-earning assets was attributable to the proceeds of the Company's initial stock offering and more than offset the effect of a decline in net interest rate spread to 1.88% from 1.97%. The decrease in the interest rate spread resulted from a twelve basis point increase in the cost of interest-bearing liabilities, which was partially offset by a three basis point increase in the yield earned on interest-earning assets.

During the three months ended December 2004, the Bank provided $35,000 as a provision for loan losses as compared to no provision during the same 2003 period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At December 31, 2004, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $7,000, or less than 0.01% of total assets, as compared to $122,000 or 0.02% of total assets at March 31, 2004, and $21,000 or less than 0.01% of total assets at December 31, 2003. During the three months ended December 31, 2004 and 2003, the Bank did not charge off any loans. The allowance for loan losses amounted to $1,075,000 at December 31, 2004, representing 0.32% of total loans and 15,357.1% of loans delinquent ninety days or more, as compared to $840,000, representing 0.33% of total loans and 688.5% of loans delinquent ninety days or more at March 31, 2004, and $840,000, representing 0.35% of total loans and 4,000.0% of loans delinquent ninety days or more at December 31, 2003.

Non-interest income increased by $68,000 to $139,000 during the three months ended December 31, 2004, when compared to $71,000 during the same 2003 period, primarily due to asset sales. We sold $2.3 million of mortgage-backed securities held to maturity, all of which had remaining balances of less than 15% of their respective original balances, at a $26,000 loss during the 2004 period. In addition, a parcel of land with a book value of $117,000, which was determined to be no longer in the Bank's expansion plans, was sold at a $93,000 gain.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (CONT'D.)

Non-interest expenses increased by $624,000 to $2.55 million during the three months ended December 31, 2004, when compared with $1.92 million during the same 2003 period. The components of non-interest expenses which experienced significant change were salaries and employees benefits, legal and miscellaneous expenses, which increased $434,000, $67,000 and $45,000, respectively. The increase in salaries and employee benefits was largely due to $233,000 in expense related to stock-based compensation plans implemented in conjunction with the initial public stock offering, along with the addition of personnel needed to staff new and expanded branch locations and the addition of controller and internal auditor positions. The increase in legal fees was primarily due to the increased legal costs associated with being a public company. The increase in miscellaneous expenses is attributable to the increased size of the Company and the additional costs of being a public entity. All other elements of non-interest expenses totaled $731,000 during the three months ended December 31, 2004, as compared to $652,000 during the same 2003 period.

Income taxes totaled $970,000 and $537,000 during the three months ended December 31, 2004 and 2003, respectively. The increase during the 2004 period resulted from an increase in pre-tax income. The Company's effective income tax rate was 40.6% and 39.9% during the three months ended December 31, 2004 and 2003, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

Net income increased $900,000 or 31.6% to $3.75 million for the nine months ended December 31, 2004 compared with $2.85 million for the same 2003 period. The increase in net income during the 2004 period resulted primarily from an increase in total interest income partially offset by increases in non-interest expenses, provision for loan losses, and income taxes.

Interest income on loans increased by $2.63 million or 28.5% to $11.86 million during the nine months ended December 31, 2004, when compared with $9.23 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $90.4 million or 43.3% in the average balance of loans outstanding partially offset by a sixty-two basis point decrease in the yield earned on the loan portfolio to 5.29% from 5.91%. Interest on mortgage-backed securities increased $971,000 or 16.8% to $6.74 million during the nine months ended December 31, 2004, when compared with $5.77 million for the same 2003 period. The increase during the 2004 period resulted from an increase of $38.7 million or 19.6% in the average balance of mortgage-backed securities outstanding which was sufficient to offset a decrease of nine basis points in the yield earned on mortgage-backed securities to 3.80% from 3.89%. Interest earned on investment securities increased by $112,000 or 3.20% to $3.66 million during the nine months ended December 31, 2004, when compared to $3.55 million during the same 2003 period, as a $29.5 million or 21.2% increase in average balance was largely offset by a fifty-one basis point decline in yield to 2.89% from 3.40%. Interest earned on other interest-earning assets increased by $163,000 or 49.6% to $492,000 during the nine months ended December 31, 2004, when compared to $329,000 during the same 2003 period as an increase of $21.2 million or 68.0% in the average balance was sufficient to offset a decrease of fifteen basis points in yield to 1.26% from 1.41%.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (CONT'D)

Interest expense on deposits decreased $880,000 or 10.0% to $7.93 million during the nine months ended December 31, 2004, when compared to $8.81 million during the same 2003 period. Such decrease was primarily attributable to a decrease of twenty-eight basis points in the cost of interest-bearing deposits to 1.97% from 2.25%, which was sufficient to offset an increase of $15.6 million or 3.0% in the average balance of interest-bearing deposits. Interest expense on borrowed money totaled $951,000 during the nine months ended December 31, 2004, when compared with none during the same 2003 period. In May, the Bank borrowed $25.0 million from the Federal Home Loan Bank of New York. In October 2004, the Bank borrowed an additional $50.0 million from the FHLB in continuation of this leverage strategy. During the nine months ended December 31, 2004, $3.9 million in principal has been repaid on those advances. The $71.1 million in borrowings outstanding at December 31, 2004 had an average interest rate of 3.60%.

Net interest income increased $3.8 million or 37.8% during the nine months ended December 31, 2004, when compared with the same 2003 period. Such increase was due to an increase in total interest income of $3.9 million which was partially offset by a $71,000 increase in total interest expense. Average interest-earning assets increased $179.7 million or 31.2% while average interest-bearing liabilities increased $42.8 million or 10.1%. The $127.0 million increase in average net interest-earning assets was attributable to the proceeds of the Company's initial public stock offering and more than offset the effect of a decline in net interest rate spread to 1.95% from 2.12%. The decrease in the interest rate spread resulted from a decrease of thirty-six basis points in the yield earned on interest-earning assets, sufficient to offset a nineteen basis point decrease in the cost of interest-bearing liabilities.

During the nine months ended December 31, 2004, the Bank provided $235,000 as a provision for loan losses as compared to a $100,000 recovery during the same 2003 period. The primary reason for the current period provision was the $85.3 million growth in the Bank's loan portfolio. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activities. The Bank intends to continue to evaluate the need to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. During the nine months ended December 31, 2004 and 2003, the Bank did not charge off any loans.

Non-interest income increased $72,000 or 32.6% to $291,000 during the nine months ended December 31, 2004, from $219,000 during the same 2003 period. $67,000 of the increase is due to the previously discussed asset sales during the current quarter.

Non-interest expenses increased by $1.97 million or 34.9% to $7.61 million during the nine months ended December 31, 2004, when compared with $5.64 million during the same 2003 period. The components of non-interest expenses which experienced significant change were salaries and employees benefits, legal fees and miscellaneous expenses, which increased $1.14 million, $299,000 and $265,000, respectively. The increase in salaries and employee benefits was largely due to $690,000 of expense associated with stock-based compensation plans implemented in conjunction with the initial public offering, along with the addition of personnel needed to staff new and expanded branch locations and the addition of controller and internal auditor positions. Legal fees increased to $319,000 for the nine months ended December 31, 2004, as compared to $20,000 for the same 2003 period, primarily due to litigation

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (CONT'D)

brought against the Bank in connection with the Bank's reorganization into the mutual holding company structure and increased legal services associated with being a public company. The increase in miscellaneous expenses is attributable to the increased size of the Company and with the additional costs of being a public entity. All other elements of non-interest expenses totaled $2.14 million during the nine months ended December 31, 2004, as compared to $1.87 million during the same 2003 period.

Income taxes totaled $2.57 million and $1.90 million during the nine months ended December 31, 2004 and 2003, respectively. The increase during the 2004 period resulted from an increase in pre-tax income. The Company's effective income tax rate was 40.6% and 39.9% during the nine months ended December 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Bank maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $154.8 million or 18.6% of total assets at December 31, 2004 as compared to $149.8 million or 20.2% of total assets at March 31, 2004.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the nine months ended December 31, 2004. The primary source of cash was net income. The Company declared its third cash dividend during the three months ended December 31, 2004. Such dividend totaled $379,000 and was paid on November 26, 2004. Dividends declared totaled $1.14 million during the nine months ended December 31, 2004.

The primary sources of investing activity are lending and the purchases of loans and securities. Net loans amounted to $334.8 million and $249.5 million at December 31, 2004 and March 31, 2004, respectively. Securities, including available for sale and held to maturity issues, totaled $453.8 million and $330.9 million at December 31, 2004 and March 31, 2004, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At December 31, 2004, advances from the FHLB amounted to $71.1 million.

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2004, the Bank has outstanding commitments to originate and purchase loans, and fund approved lines of credit, aggregating $11.1 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2004, totaled $229.0 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets

The following table sets forth the Bank's capital position at December 31, 2004, as compared to the minimum regulatory capital requirements:

                                                                                                               To Be Well
                                                                                                              Capitalized
                                                                                                              Under Prompt
                                                                              Minimum Capital                  Corrective
                                                    Actual                      Requirements               Actions Provisions
                                         -----------------------------  ----------------------------  ----------------------------
                                             Amount         Ratio          Amount         Ratio          Amount         Ratio
                                         --------------  -------------  -------------  -------------  -------------  -------------
Total Capital
  (to risk-weighted assets)                  $ 137,954         52.05%       $ 21,203          8.00%       $ 26,504         10.00%
                                         --------------  -------------  -------------  -------------  -------------  -------------

Tier 1 Capital
  (to risk-weighted assets)                    136,879         51.64%         10,602          4.00%         15,903          6.00%
                                         --------------  -------------  -------------  -------------  -------------  -------------

Core (Tier 1) Capital
  (to adjusted total assets)                   136,879         17.64%         31,032          4.00%         38,790          5.00%
                                         --------------  -------------  -------------  -------------  -------------  -------------

Tangible Capital
  (to adjusted total assets)                   136,213         17.57%         11,637          1.50%              -           -  %
                                         --------------  -------------  -------------  -------------  -------------  -------------

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

NET PORTFOLIO VALUE. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of September 30, 2004, the most recent date the Bank's NPV was calculated by the OTS. The Bank expects that its NPV as of December 31, 2004 is consistent with the table below.

                                                                                    NPV as
                                                                              Percent of Portfolio
           Change in                    Net Portfolio Value                     Value of Assets
         Interest Rates    -------------------------------------------  -----------------------------
        In Basis Points                      Dollar         Percent        NPV          Change In
         (Rate Shock)         Amount         Change          Change       Ratio        Basis Points
       ------------------  -------------  ------------- --------------  ------------  ---------------
                                                    (Dollars in Thousands)

              300             $ 123,182       $(35,045)        (22)%       17.87 %              (344)
                           -------------  ------------- --------------  ------------  ---------------
              200               136,468        (21,759)        (14)        19.26                (204)
                           -------------  ------------- --------------  ------------  ---------------
              100               148,415         (9,812)         (6)        20.43                 (88)
                           -------------  ------------- --------------  ------------  ---------------
            Static              158,227              -           -         21.31                   -
                           -------------  ------------- --------------  ------------  ---------------
             -100               161,652          3,426           2         21.47                  17
                           -------------  ------------- --------------  ------------  ---------------

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------

NET PORTFOLIO VALUE (CONT'D.)

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

                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARY
                                     ITEM 4:
                             CONTROLS AND PROCEDURES
                  ---------------------------------------------


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


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         ------------------------------------------------------------

         None.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

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





                                   CLIFTON SAVINGS BANCORP, INC.


Date: February 4, 2005             By: /s/ John A. Celentano, Jr.
                                       -----------------------------------------
                                       John A. Celentano, Jr.
                                       Chairman of the Board and Chief Executive
                                       Officer
                                       (Principal Executive Officer)


Date: February 4, 2005             By: /s/ Christine R. Piano
                                       ----------------------------------------
                                       Christine R. Piano
                                       Chief Financial Officer and Treasurer
                                       (Principal Accounting Officer)