Form 10-K
period 2005-03-31
CLIFTON SAVINGS BANCORP INC
filed 2005-06-14
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED MARCH 31, 2005

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

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
  Yes   X      No
      -----       ----

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2004, was $156,449,263 based upon the closing price of $11.66 as quoted on the Nasdaq National Market.

         The number of shares outstanding of the registrant's common stock as of April 30, 2005 was 30,530,470. Of such shares outstanding, 16,791,758 shares were held by Clifton MHC.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE 2005 ANNUAL REPORT TO STOCKHOLDERS AND OF THE PROXY STATEMENT FOR THE 2005 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PARTS II AND III, RESPECTIVELY, OF THIS FORM 10-K.




                                              INDEX

                                              Part I
                                                                                                            Page
Item 1.     Business......................................................................................... 1
Item 2.     Properties.......................................................................................20
Item 3.     Legal Proceedings................................................................................20
Item 4.     Submission of Matters to a Vote of Securities Holders............................................20

                                              Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
            Equity Securities................................................................................20
Item 6.     Selected Financial Data..........................................................................21
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations............21
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......................................21
Item 8.     Financial Statements and Supplementary Data......................................................21
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ............21
Item 9A.    Controls and Procedures..........................................................................21
Item 9B.    Other Information................................................................................21

                                             Part III

Item 10.    Directors and Executive Officers of the Registrant...............................................21
Item 11.    Executive Compensation...........................................................................21
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters............................................................................22
Item 13.    Certain Relationships and Related Transactions...................................................22
Item 14.    Principal Accountant Fees and Services...........................................................22

                                              Part IV

Item 15.    Exhibits and Financial Statement Schedules.......................................................22


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


                                     PART I

ITEM 1.     BUSINESS

GENERAL

         Clifton Savings Bancorp, Inc. was organized as a federal corporation at the direction of Clifton Savings Bank, S.L.A. in connection with the mutual holding company reorganization of Clifton Savings. The reorganization was completed on March 3, 2004. In the reorganization, Clifton Savings Bancorp sold 45% of its outstanding shares of common stock to the public and issued 55% of its outstanding shares of common stock to Clifton MHC, the mutual holding company parent of Clifton Savings. So long as Clifton MHC exists, it will own at least a majority of Clifton Savings Bancorp's common stock. Clifton Savings Bancorp's business activity is the ownership of the outstanding capital stock of Clifton Savings and management of the investment of offering proceeds retained from the reorganization. Clifton Savings Bancorp neither owns nor leases any property but instead uses the premises, equipment and other property of Clifton Savings with the payment of appropriate rental fees, as required by applicable law and regulations. In the future, Clifton Savings Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so. Clifton Savings Bancorp has no significant assets, other than all of the outstanding shares of Clifton Savings, and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Clifton Savings.

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

SUBSIDIARY ACTIVITIES

         Clifton Savings Bancorp's sole subsidiary is Clifton Savings. Clifton Savings has one wholly owned subsidiary, Botany Inc., a New Jersey corporation that was formed in December 2004. Botany Inc. is treated under New Jersey tax law as a New Jersey investment company. At March 31, 2005, Botany Inc. held assets totaling $166.5 million.

AVAILABLE INFORMATION

         Clifton Savings Bancorp's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.cliftonsavings.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website shall not be considered as incorporated by reference into this Form 10-K.

MARKET AREA

         We are headquartered in Clifton, New Jersey, which is located in northeast New Jersey and situated approximately 20 miles west of New York City. In addition to our main office located in Passaic County, we operate nine branch offices in Bergen and Passaic Counties, which, along with Essex, Morris, Hudson and Union Counties, we consider our primary market area. The economy in our market area is primarily oriented to the service, manufacturing, medical and retail industries. The area is also home to commuters working in the greater New York City metropolitan area.

COMPETITION

         We face significant competition for the attraction of deposits and origination of loans.

         DEPOSITS. There are more competitors for deposits than ever before. We no longer compete exclusively with local area commercial banks and savings institutions. Today we also face competition from the stock market and in particular money market funds and other corporate and government securities which tend to attract investors' funds away from deposit accounts when the public perceives that the market is strong.

         In addition, locally we face direct competition for funds from national and state commercial banks and savings institutions, as well as credit unions. We also compete with regional banks with out-of-state headquarters that now operate branch offices in New Jersey. These larger regional banks often have significantly greater resources, more sophisticated marketing tools and newer deposit products.

            LOANS. Local financial institutions, which historically originated most mortgage loans, now face significant competition from other financial service providers. National real estate brokers now are typically affiliated with a mortgage broker who is often located in the real estate broker's office. Other competitors include credit unions and mortgage brokers who keep overhead costs down, and therefore the mortgage rates they offer down, by selling the loans and not holding or servicing them.

         INCREASING COMPETITION. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing immediate access to services and rates over the Internet, as opposed to relying on newspaper, radio and billboard advertising, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans have been intense and could limit our growth in the future.

LENDING ACTIVITIES

         GENERAL. Our loan portfolio consists primarily of one- to four-family mortgage loans. To a much lesser extent, our loan portfolio includes multi-family and commercial real estate loans, construction and consumer loans. Clifton Savings historically and currently only originates loans for investment purposes. At March 31, 2005, Clifton Savings had no loans that were held for sale.

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

         We offer fixed rate loans with terms of either 15, 20 or 30 years. Our adjustable-rate mortgage loans are based on a 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust annually after a one, five, seven or ten year initial fixed period. In addition, we offer adjustable-rate mortgage loans that adjust every three years after a three year initial fixed period. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% above either the one- or three-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

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

         While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

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

         In an effort to provide financing for moderate income first-time buyers, we offer a first-time home buyers program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. We offer adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by mixed-use properties with residential units as well as retail space. We intend to continue to grow this segment of our loan portfolio.

         We originate five year adjustable-rate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on our adjustable-rate mortgage loans adjust every five years after a five year initial fixed period. Interest rates and payment on our adjustable rate loans generally are adjusted to a rate typically equal to 3.25% above the five-year constant maturity treasury index. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 75% of the appraised value.

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

         At March 31, 2005, we had forty-three loans with principal balances in excess of $500,000. These loans included one loan secured by a mixed-use building that includes retail stores and two apartments totaling $602,000, or 5.5% of multi-family and commercial real estate loans. In addition, we had one loan secured by a multi-family property totaling $603,000, or 5.5% of multi-family and commercial real estate loans. At March 31, 2005, all of these loans were performing in accordance with their terms.

         RESIDENTIAL CONSTRUCTION LOANS. To a much lesser extent, we originate loans to finance the construction of residential dwellings. Construction loans generally provide for interest-only payments at fixed-rates of interest and have terms of six to twelve months. At the end of the construction period, the loan generally converts into a permanent loan. Construction loans generally may be considered for loan-to-value ratios of up to 70%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We generally use independent fee appraisers for construction disbursement purposes.

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

         The procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount.

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

         LOAN ORIGINATIONS AND PURCHASES. Loan originations come from a number of sources. The customary sources of loan originations include internet mortgage loan marketers, local mortgage brokers, advertising, referrals from customers, and personal contacts by our staff. We generally retain for our portfolio all of the loans that we originate. We occasionally purchase participation interests in real estate loans in our market area. We occasionally purchase real estate loans to supplement our own originations on properties located primarily within the state of New Jersey; a smaller portion of such purchases may be of loans on properties located within sixteen states on the Eastern Seaboard.

         LOAN APPROVAL PROCEDURES AND AUTHORITY. Our policies and loan approval limits are established and approved by the Board of Directors. All residential mortgage loans and all consumer loans require the approval of senior management and are ratified by the Board of Directors. All other loans require the approval of our Board of Directors. The Board of Directors meets weekly to review mortgage loans.

         LOANS TO ONE BORROWER. The maximum amount that we may lend to one borrower and the borrower's related entities is limited by regulation. At March 31, 2005 our regulatory limit on loans to one borrower was $20.7 million. At that date, our largest lending relationship was $2.0 million and included eight loans to one individual, all of which were performing according to the original repayment terms at March 31, 2005.

         LOAN COMMITMENTS. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 90 days or less.

         DELINQUENCIES. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. The following describes our general collection procedures. We make initial contact with the borrower when the loan becomes 30 days past due. If payment is not then received by the 45th day of delinquency, additional letters and phone calls generally are made. When the loan becomes 90 days past due, we send a letter notifying the borrower that we will commence foreclosure proceedings if the loan is not brought current within 30 days. When the loan becomes 120 days past due, we will commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

INVESTMENT ACTIVITIES

         We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we maintain the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at March 31, 2005.

         At March 31, 2005, our investment portfolio consisted of Federal agency debt securities with maturities of 15 years or less and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. We purchase mortgage-backed securities in an effort to increase yield, improve liquidity, provide call protection, and enhance our qualified thrift lender ratio.

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

         DEPOSIT ACCOUNTS. Substantially all of our depositors are residents of the State of New Jersey. Deposits are attracted from within our primary market area through the offering of a broad selection of liquid and term deposit instruments. These instruments consist of non-interest bearing demand which includes free checking accounts, NOW accounts which includes high yield (Crystal) checking, money market accounts, passbook and statement savings accounts, club and certificates of deposit. We do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We review our deposit flows, mix and pricing weekly. Our current strategy is to attract and retain deposits by offering competitive rates, and occasionally offering a premium rate on selective term certificates of deposit depending on our cash flow needs. We have also altered our marketing strategy to link selected premium rate certificates to the establishment of a transaction account in keeping with our goal of shifting our deposit mix toward a larger transaction type base.

         BORROWINGS. Historically, we have not relied upon advances from the Federal Home Loan Bank of New York to supplement our supply of lendable funds or to meet deposit withdrawal requirements; however, as part of our leveraging strategy implemented during the year ended March 31, 2005, we began to borrow from the Federal Home Loan Bank. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

         Historically, we have not borrowed short-term from correspondent banks to cover temporary cash needs.

PERSONNEL

         As of March 31, 2005, we had 97 full-time employees and 12 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

         Clifton Savings Bancorp and Clifton MHC as savings and loan holding companies, are also required to file certain reports with, are subject to examination by, and otherwise comply with the rules and regulations of the New Jersey Department of Banking and Insurance and the Office of Thrift Supervision. Clifton Savings Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

         QTL TEST. The Home Owners Loan Act requires all savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less:
(i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including mortgage-backed and related securities) in at least 9 months out of each 12-month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments." A savings association that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under certain restrictions. As of March 31, 2005, Clifton Savings met the qualified thrift lender test.

         LIMITATION ON CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings association, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. Under the regulations, application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the association does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (I.E., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if it is a subsidiary of a holding company. In the event Clifton Savings' capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, Clifton Savings' ability to make capital distributions could be restricted. Following the reorganization, Clifton Savings may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the reorganization. Additionally, the Office of Thrift Supervision could prohibit a proposed capital distribution by any savings association, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

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

         The Sarbanes-Oxley Act generally prohibits loans by a company to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution, such as Clifton Savings, to its executive officers and directors in compliance with federal banking laws. Under such laws, Clifton Savings' authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is restricted. The law limits both the individual and aggregate amount of loans that Clifton Savings may make to insiders based, in part, on Clifton Savings capital position and requires certain board approval procedures to be followed. Such loans are required to be made in terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

         The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. A savings institution also must maintain risk-based capital for recourse obligations, direct credit substitutes and residual interests. The amount of risk-based capital required for a residual interest generally depends on whether it has been assigned a credit rating by a nationally recognized statistical rating organization. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The Office of Thrift Supervision and the New Jersey Department of Banking and Insurance also have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an association's capital level is or may become inadequate in light of the particular circumstances, including where an association has a high degree of exposure to interest rate risk or is experiencing growth that presents supervisory problems.

         At March 31, 2005, Clifton Savings met each of its capital requirements.

PROMPT CORRECTIVE REGULATORY ACTION

         Under the prompt corrective action statute, the Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of capitalization. Generally, a savings association that has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure is considered to be "well capitalized." A savings institution that has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized" is considered to be "adequately capitalized." A savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital or risk-based assets ratio that is less than 4% is considered to be "undercapitalized." A savings association that has a total risk-based capital less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The Office of Thrift Supervision will not accept a capital restoration plan unless it determines that the plan contains all of the required elements, is based on realistic assumptions and is likely to succeed in restoring the institution's capital, and would not appreciably increase the risk to which the institution is exposed. Compliance with the plan must be guaranteed by any parent holding company, which may include a financial commitment. This guarantee may prevent the holding company from making any capital distributions to shareholders, repurchasing any of its own stock, or incurring additional debt. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth and capital distributions and limitations on expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During calendar 2004, FICO payments for Savings Association Insurance Fund members approximated 1.50 basis points of assessable deposits.

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

COMMUNITY REINVESTMENT ACT

         Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. New Jersey law similarly requires the New Jersey Department of Banking and Insurance to consider an association's Community Reinvestment Act rating in connection with evaluating applications.

         The Community Reinvestment Act requires public disclosure of an institution's rating and requires the Office of Thrift Supervision to provide a written evaluation of an association's Community Reinvestment Act performance utilizing a four-tiered descriptive rating system. Clifton Savings' latest Community Reinvestment Act rating, received from the Office of Thrift Supervision in July 2003, was "Satisfactory."

FEDERAL HOME LOAN BANK SYSTEM

         Clifton Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Clifton Savings, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Clifton Savings was in compliance with this requirement at March 31, 2005.

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

FEDERAL RESERVE SYSTEM

         Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.6 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3.0% and for amounts greater than $47.6 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%). The first $7.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. Clifton Savings is in compliance with the foregoing requirements.

Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Clifton Savings' interest-earning assets.

HOLDING COMPANY REGULATION

         GENERAL. Clifton Savings Bancorp and Clifton MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over Clifton Savings Bancorp and Clifton MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Clifton Savings.

         New Jersey law provides the New Jersey Department of Banking and Insurance with authority to examine savings and loan holding companies that control state associations and to secure certain reports from such companies.

         RESTRICTIONS APPLICABLE TO MUTUAL HOLDING COMPANIES. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Clifton MHC, may generally engage in the following activities:
(1) investing in the stock of insured depository institutions and acquiring them by means of a merger or acquisition; (2) investing in a corporation the capital stock of which may be lawfully purchased by a savings association under federal law; (3) furnishing or performing management services for a savings association subsidiary of a savings and loan holding company; (4) conducting an insurance agency or escrow business; (5) holding, managing or liquidating assets owned or acquired from a savings association subsidiary of the savings and loan holding company; (6) holding or managing properties used or occupied by a savings association subsidiary of the savings and loan holding company; (7) acting as trustee under deed or trust; (8) any activity permitted for multiple savings and loan holding companies by Office of Thrift Supervision regulations; (9) any activity permitted by the Board of Governors of the Federal Reserve System for bank holding companies and financial holding companies; and (10) any activity permissive for service corporations. Recent legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial services activities, including insurance and securities.

         Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the Office of Thrift Supervision. Federal law also prohibits a savings and loan holding company from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

         If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test set, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution's failure to so qualify.

         STOCK HOLDING COMPANY SUBSIDIARY REGULATION. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. We have this two-tier form of organization. Clifton Savings Bancorp is the stock holding company subsidiary of Clifton MHC. Clifton Savings Bancorp is only permitted to engage in activities that are permitted for Clifton MHC subject to the same restrictions and conditions.

         WAIVERS OF DIVIDENDS BY CLIFTON MHC. Office of Thrift Supervision regulations require Clifton MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of our dividends from Clifton Savings Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; (ii) the mutual holding company's Board of Directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (iii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iv) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (v) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed subsequent dividend under Office of Thrift Supervision capital distribution regulations. Clifton MHC has waived all dividends that Clifton Savings Bancorp has paid through March 31, 2005 and we anticipate that Clifton MHC will continue to waive dividends that Clifton Savings Bancorp may pay, if any, in the future.

         CONVERSION OF CLIFTON MHC TO STOCK FORM. Office of Thrift Supervision regulations permit Clifton MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction a new holding company would be formed as our successor, Clifton MHC's corporate existence would end, and certain depositors of Clifton Savings would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Clifton MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Clifton MHC own the same percentage of common stock in the new holding company as they owned in us immediately before conversion. Under Office of Thrift Supervision regulations, stockholders other than Clifton MHC would not be diluted because of any dividends waived by Clifton MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Clifton MHC converts to stock form. The total number of shares held by stockholders other than Clifton MHC after a conversion transaction also would be increased by any purchases by stockholders other than Clifton MHC in the stock offering conducted as part of the conversion transaction.

         ACQUISITION OF CONTROL. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company or savings association. An acquisition of "control" can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

         REMUTUALIZATION TRANSACTIONS. Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and as raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision's concerns are not warranted in the particular case.

FEDERAL SECURITIES LAWS

         Clifton Savings Bancorp's common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Clifton Savings Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

SARBANES-OXLEY ACT OF 2002

         The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

         Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies and changes in ownership in a company's securities by directors and executive officers.

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

         Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

PRIVACY REQUIREMENTS OF THE GLBA

         The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of personal financial information with unaffiliated third parties.

ANTI-MONEY LAUNDERING

         The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the "USA PATRIOT Act") significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. We have established policies and procedures to ensure compliance with the USA PATRIOT Act's provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

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

         o Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

         o Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check.

                           FEDERAL AND STATE TAXATION

FEDERAL INCOME TAXATION

         GENERAL. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 1995. For its 2005 year, Clifton Savings' maximum federal income tax rate was 34%.

         BAD DEBT RESERVES. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and requires savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $6.4 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Clifton Savings makes a "non-dividend distribution" to Clifton Savings Bancorp as described below.

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

STATE TAXATION

         NEW JERSEY TAXATION. Clifton Savings, Clifton Savings Bancorp and Clifton MHC are subject to New Jersey's Corporation Business Tax at the rate of 9% on their taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, "taxable income" generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations). Botany Inc. is eligible to be taxed as a New Jersey Investment Company at a rate of 3.6%.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Clifton Savings Bancorp, Clifton MHC, Clifton Savings, and Botany Inc. are elected annually by the Board of Directors and serve at the Board's discretion. The executive officers of Clifton Savings Bancorp, Clifton MHC, Clifton Savings, and Botany Inc. are:

NAME                                          POSITION
------------                                  --------------
John A. Celentano, Jr..................       Chairman of the Board and Chief Executive Officer
                                              of Clifton Savings Bancorp and Clifton MHC and
                                              Chairman of the Board of Clifton Savings

Walter Celuch..........................       President and Corporate Secretary of Clifton
                                              Savings Bancorp and Clifton MHC, President, Chief
                                              Executive Officer and Secretary of Clifton Savings,
                                              and Director and Investment Officer of Botany Inc.

Bart D'Ambra...........................       Executive Vice President and Chief Operating
                                              Officer of Clifton Savings and President and Chief
                                              Executive Officer of Botany Inc.

Stephen A. Hoogerhyde..................       Executive Vice President and Chief Lending Officer
                                              of Clifton Savings

Christine R. Piano, C.P.A..............       Chief Financial Officer and Treasurer of Clifton
                                              Savings Bancorp and Clifton MHC , Executive Vice
                                              President and Chief Financial Officer of Clifton
                                              Savings and Director, Chief Financial Officer,
                                              Treasurer and Secretary of Botany Inc.

         Below is information regarding the executive officers of Clifton Savings Bancorp and Clifton Savings who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of March 31, 2005.

         WALTER CELUCH has been President and Corporate Secretary of Clifton Savings Bancorp and Clifton MHC since 2004 and has been President and Chief Executive Officer of Clifton Savings since January 1999. From October 1987 until December 1998, Mr. Celuch served as the Senior Vice President and Chief Financial Officer of Clifton Savings. Mr. Celuch has served with Clifton Savings for over 15 years. Mr. Celuch has been Director and Investment Officer of Botany Inc. since inception in December 2004. Age 57.

         BART D'AMBRA has been Executive Vice President and Chief Operating Officer of Clifton Savings since March 2003. Mr. D'Ambra served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. D'Ambra served Clifton Savings as a Vice President. Mr. D'Ambra has served with Clifton Savings for over 10 years. Mr. D'Ambra has been President and Chief Executive Officer of Botany Inc. since inception in December 2004. Age 56.

         STEPHEN A. HOOGERHYDE has been Executive Vice President and Chief Lending Officer of Clifton Savings since March 2003 and April 2002, respectively. Mr. Hoogerhyde served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. Hoogerhyde served Clifton Savings as Vice President and Mortgage Officer. Mr. Hoogerhyde has served with Clifton Savings for over 17 years. Age 50.

         CHRISTINE R. PIANO, a certified public accountant, has been Chief Financial Officer and Treasurer of Clifton Savings Bancorp and Clifton MHC since 2004 and has been Executive Vice President and Chief Financial Officer of Clifton Savings since April 2003 and March 1999, respectively. Ms. Piano served as Vice President from March 2000 to April 2003 and as Assistant Vice President from March 1999 to March 2000. Ms. Piano has served with Clifton Savings for over 5 years. Ms. Piano has been Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc. since inception in December 2004. Age 41.

                  CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

A DECLINE IN OUR RETURN ON EQUITY AS A RESULT OF THE CAPITAL WE RAISED IN OUR MARCH 2004 STOCK OFFERING MAY NEGATIVELY IMPACT OUR STOCK PRICE.

         Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. Our return on average equity for the year ended March 31, 2005 was 2.62%. Over time, we intend to use the net proceeds from our March 2004 stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

ADDITIONAL EXPENSES FROM OPERATING AS A PUBLIC COMPANY AND FROM NEW STOCK-BASED BENEFIT PLANS WILL ADVERSELY AFFECT OUR PROFITABILITY.

         Our noninterest expenses in fiscal 2006 are likely to increase as a result of the financial accounting, legal and various other additional expenses usually associated with operating as a public company. We also will recognize additional annual employee compensation and benefit expenses stemming from the shares that may be purchased or granted to employees and executives under new benefit plans, if implemented. These additional expenses would adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants' accounts and would recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

ISSUANCE OF SHARES FOR BENEFIT PROGRAMS MAY DILUTE YOUR OWNERSHIP INTEREST.

         We intend to adopt an equity incentive plan at the 2005 annual meeting of stockholders. If our stockholders approve the new equity incentive plan, we intend to issue shares to our officers and directors through this plan. If the restricted stock awards under the equity incentive plan are funded from authorized but unissued stock, your ownership interest in shares held by persons other than Clifton MHC could be diluted by up to approximately 4.17%, based on share information at March 31, 2005. If the shares issued upon the exercise of stock options under the equity incentive plan are issued from authorized but unissued stock, your ownership interest in shares held by persons other than Clifton MHC could be diluted by up to approximately 9.82%, based on share information at March 31, 2005.

CLIFTON MHC'S MAJORITY CONTROL OF OUR COMMON STOCK ENABLES IT TO EXERCISE VOTING CONTROL OVER MOST MATTERS PUT TO A VOTE OF STOCKHOLDERS, INCLUDING PREVENTING SALE OR MERGER TRANSACTIONS YOU MAY LIKE OR A SECOND-STEP CONVERSION BY
CLIFTON MHC.

         Clifton MHC owns a majority of our common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers manage Clifton Savings Bancorp, Clifton Savings and Clifton MHC. As a federally chartered mutual holding company, the Board of Directors of Clifton MHC must ensure that the interests of depositors of Clifton Savings are represented and considered in matters put to a vote of stockholders of Clifton Savings Bancorp. Therefore, the votes cast by Clifton MHC may not be in your personal best interests as a stockholder. For example, Clifton MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Clifton Savings Bancorp. In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of Clifton MHC. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

OFFICE OF THRIFT SUPERVISION POLICY ON REMUTUALIZATION TRANSACTIONS COULD PROHIBIT THE MERGER OR AN ACQUISITION OF US, WHICH MAY LOWER OUR STOCK PRICE.

         Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. The possibility of a remutualization transaction has recently resulted in a degree of takeover speculation for mutual holding companies which is reflected in the stock prices of mutual holding companies. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and as raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision's concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, our stock price may be adversely affected. We have no current plans to undertake a remutualization transaction. In addition, Office of Thrift Supervision regulations prohibit, for three years following the completion of a stock offering by a company such as Clifton Savings Bancorp, the acquisition of more than 10% of any class of equity security of the company without the prior approval of the Office of Thrift Supervision.

RISING INTEREST RATES MAY HURT OUR PROFITS AND ASSET VALUE.

         Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate eight times to 3.00%. If interest rates continue to rise, and if rates on our deposits and borrowings reprice upwards faster than the rates on our loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

STRONG COMPETITION WITHIN OUR MARKET AREA COULD HURT OUR PROFITS AND SLOW
GROWTH.

         Although we consider ourselves competitive in the Bergen and Passaic Counties, New Jersey, which we consider our market area, we face intense competition both in making loans and attracting deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT AND WE MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS.

         We are subject to extensive government regulation, supervision and examination. Such regulation, supervision and examination govern the activities in which we may engage, and is intended primarily for the protection of the deposit insurance fund and our depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

ITEM 2.  PROPERTIES

         We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of March 31, 2005.

                                                    NET BOOK VALUE
                                       YEAR              AS OF           SQUARE       OWNED/
LOCATION                              OPENED        MARCH 31, 2005       FOOTAGE      LEASED
------------                        ------------  -------------------- -------------------------
                                                     (DOLLARS IN THOUSANDS)
MAIN OFFICE:
1433 Van Houten Avenue                 1981           $2,638             10,460        Owned

BRANCHES:
CLIFTON:
1055 Clifton Avenue                    1956              804              2,484        Owned
1 Village Square West                  1928              203              1,550        Owned
319 Lakeview Avenue                    1970               54              3,311        Owned
646 Van Houten Avenue                  1968              140              1,081        Owned
387 Valley Road                        1971                8                995       Leased(1)
GARFIELD:
247 Palisade Avenue(2)                 2004            1,202              3,130        Owned
369 Lanza Avenue                       1977            1,068              2,174        Owned
WALLINGTON:
55 Union Boulevard                     2004            1,397              2,806        Owned
WAYNE:
1158 Hamburg Turnpike                  2003              161              1,617       Leased(3)

---------------------------------
(1) The current lease expires in 2006 with an option for an additional 5 years.
(2) This branch replaced a previously leased facility which was opened in 1975.
(3) The current lease expires in 2008 with an option for an additional 5 years.

ITEM 3.  LEGAL PROCEEDINGS

         Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The information regarding the market for Clifton Savings Bancorp's common equity and related stockholder matters is incorporated herein by reference to Clifton Savings Bancorp's 2005 Annual Report to Stockholders at "Investor and Corporate Information."

         Clifton Savings Bancorp did not repurchase any of its common stock during the three months ended March 31, 2005.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated herein by reference to the Section captioned "Selected Consolidated Financial and Other Data" in the 2005 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information regarding management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to Clifton Savings Bancorp's 2005 Annual Report to Stockholders at "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated herein by reference to the Section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2005 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The information regarding financial statements is incorporated herein by reference to Clifton Savings Bancorp's 2005 Annual Report to Stockholders in the Section captioned "Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         The conclusions of the principal executive and principal financial officers regarding the effectiveness of Clifton Savings Bancorp's disclosure controls and procedures, management's annual report on internal control over financial reporting, changes to internal control over financial reporting and the attestation report of the registered public accounting firm are incorporated herein by reference to the Section captioned "Consolidated Financial Statements" in the 2005 Annual Report to Stockholders.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to the directors and officers of Clifton Savings Bancorp and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Clifton Savings Bancorp's Proxy Statement for the 2005 Annual Meeting of Stockholders and to Part I, Item 1, "Description of Business -- Executive Officers of the Registrant."

         Clifton Savings Bancorp has adopted a Code of Ethics and Business Conduct. See Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information regarding executive compensation is incorporated herein by reference to Clifton Savings Bancorp's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

         The information relating to security ownership of certain beneficial owners and management and the equity compensation plan information is incorporated herein by reference to Clifton Savings Bancorp's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to Clifton Savings Bancorp's Proxy Statement for the 2005 Annual Meeting of Stockholders.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND EXPENSES

         The information relating to the principal accountant fees and expenses is incorporated herein by reference to Clifton Savings Bancorp's Proxy Statement for the 2005 Annual Meeting of Stockholders.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)  (1)      The following are filed as a part of this report by means of incorporation to Clifton Savings Bancorp's 2005 Annual Report to Stockholders:

                  o     Report of Independent Registered Public Accounting Firm

                  o Consolidated Statements of Financial Condition as of March 31, 2005 and 2004

                  o Consolidated Statements of Income for Each of the Years in the Three- Year Period Ended March 31, 2005

                  o Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended March 31, 2005

                  o Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended March 31, 2005

                  o     Notes to Consolidated Financial Statements

         (2) All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

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
                  10.9   Change in Control Agreement between Clifton Savings
                          Bank, S.L.A. and Christine R. Piano (1)
                  10.10  Clifton Savings Bank, S.L.A. Directors' Retirement
                          Plan (1)
                  10.11  Clifton Savings Bank, S.L.A. 401(k) Savings Plan (2)
                  10.12  Clifton Savings Bank, S.L.A. Supplemental Executive
                          Retirement Plan (1)
                  13.0   Annual Report to Stockholders
                  14.1   Code of Ethics and Business Conduct (1)
                  21.0   List of Subsidiaries
                  23.0   Consent of Beard Miller Company LLP
                  31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief
                          Executive Officer
                  31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief
                          Financial Officer
                  32.0   Section 1350 Certification of Chief Executive Officer
                          and Chief Financial Officer
-------------------------
(1) Incorporated by reference to the Company's 2004 Annual Report on Form 10-K filed on June 29, 2004.
(2)  Incorporated by reference to the Registration Statement on Form S-8
     (No. 333-113302) filed on March 5, 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CLIFTON SAVINGS BANCORP, INC.


Date: June 8, 2005                   By: /s/ John A. Celentano, Jr.
                                         -------------------------------------
                                         John A. Celentano, Jr.
                                         Chairman of the Board and Chief
                                          Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                                            Title                                 Date
      ----                                            -----                                 ----

/s/ John A. Celentano, Jr.                     Chairman of the Board and                 June 8, 2005
-----------------------------                  Chief Executive Officer
John A. Celentano, Jr.                         (principal executive officer)


/s/ Christine R. Piano                         Chief Financial Officer and               June 8, 2005
-----------------------------                  Treasurer  (principal financial and
Christine R. Piano                             accounting officer)


/s/ Frank J. Hahofer                           Director                                  June 8, 2005
-----------------------------
Frank J. Hahofer


/s/ Thomas A. Miller                           Director                                  June 6, 2005
-----------------------------
Thomas A. Miller


/s/ John H. Peto                               Director                                  June 8, 2005
-----------------------------
John H. Peto


/s/ Raymond L. Sisco                           Director                                  June 8, 2005
-----------------------------
Raymond L. Sisco


/s/ Joseph C. Smith                            Director                                  June 8, 2005
-----------------------------
Joseph C. Smith


/s/ John Stokes                                Director                                  June 8, 2005
-----------------------------
John Stokes
