Form 10-Q
period 2005-06-30
CLIFTON SAVINGS BANCORP INC
filed 2005-08-08
CIK 1240581

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


For the quarterly period ended                 June 30, 2005
                               -------------------------------------------------

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
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              ------     -------

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)   Yes   X       No
                                                -------        --------

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 1, 2005: 30,339,565 shares outstanding


                                          CLIFTON SAVINGS BANCORP, INC.
                                                AND SUBSIDIARIES

                                                      INDEX

                                                                                                             Page
PART I - FINANCIAL INFORMATION                                                                              Number
                                                                                                         -------------

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition (Unaudited)-
                 at June 30, 2005 and March 31, 2005                                                          1

               Consolidated Statements of Income (Unaudited)- For the Three
                  Months Ended June 30, 2005 and 2004                                                         2

               Consolidated Statements of Comprehensive Income (Unaudited) - For the
                  Three Months Ended June 30, 2005 and 2004                                                   3

               Consolidated Statements of Cash Flows (Unaudited) - For the
                  Three Months Ended June 30, 2005 and 2004                                                   4

               Notes to Consolidated Financial Statements                                                   5 - 7

      Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                               8 - 13

      Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                  14 - 15

      Item 4:  Controls and Procedures                                                                     16 - 17



PART II - OTHER INFORMATION

      Item 1:  Legal Proceedings                                                                              18

      Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds                                    18

      Item 3:  Defaults Upon Senior Securities                                                                18

      Item 4:  Submission of Matters to a Vote of Security Holders                                            18

      Item 5:  Other Information                                                                              19

      Item 6:   Exhibits                                                                                      19


SIGNATURES                                                                                                    20



                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 ----------------------------------------------
                                                  (Unaudited)


                                                                                        June 30,           March 31,
ASSETS                                                                                    2005               2005
------                                                                                --------------      -------------
Cash and due from banks                                                               $   3,738,187       $   7,777,760
Interest-bearing deposits in other banks                                                  8,360,936          13,472,798
Federal funds sold                                                                        7,920,000           9,870,000
                                                                                      -------------       -------------
         Total cash and cash equivalents                                                 20,019,123          31,120,558

Securities available for sale:
      Investment                                                                         59,256,000          59,015,350
      Mortgage-backed                                                                    65,979,577          68,201,115
Securities held to maturity:
      Investment, estimated fair value of $141,593,000
        and $135,617,000, respectively                                                  142,980,784         137,978,660
      Mortgage-backed, estimated fair value of $157,516,000
        and $169,069,000, respectively                                                  158,024,273         170,659,368
Loans receivable, net                                                                   381,008,898         354,161,611
Premises and equipment                                                                    9,333,055           9,221,719
Federal Home Loan Bank of New York stock                                                  5,823,300           4,370,800
Interest receivable                                                                       3,489,635           4,461,484
Other assets                                                                              2,286,447           2,686,246
                                                                                      -------------       -------------

         Total assets                                                                 $ 848,201,092       $ 841,876,911
                                                                                      =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
      Deposits                                                                        $ 566,662,113       $ 556,452,668
      Advances from Federal Home Loan Bank of New York                                   71,428,415          75,262,830
      Advance payments by borrowers for taxes and insurance                               3,762,116           3,359,354
      Other liabilities and accrued expenses                                              2,745,477           3,628,848
                                                                                      -------------       -------------
         Total liabilities                                                              644,598,121         638,703,700
                                                                                      -------------       -------------

Stockholders' equity:
      Preferred stock (par value $.01), 1,000,000 shares
        authorized; issued and outstanding - none                                                 -                   -
      Common stock (par value $.01), 75,000,000 shares
        authorized; 30,530,470 shares issued, 30,414,565 shares outstanding
        at June 30, 2005; 30,530,470 shares outstanding at June 30, 2004                    305,305             305,305
      Additional paid-in capital                                                        133,944,612         133,928,604
      Deferred compensation obligation under Rabbi Trust                                     76,174                   -
      Retained earnings - substantially restricted                                       80,739,229          80,101,378
      Treasury stock, at cost; 115,905 shares at June 30, 2005
        and -0- shares at June 30, 2004                                                  (1,191,030)                  -
      Common stock acquired by Employee Stock Ownership Plan ("ESOP")                    (9,891,871)        (10,075,054)
      Accumulated other comprehensive income                                               (325,077)         (1,087,022)
      Stock held by Rabbi Trust                                                             (54,371)                  -
                                                                                      -------------       -------------
         Total stockholders' equity                                                     203,602,971         203,173,211
                                                                                      -------------       -------------

         Total liabilities and stockholders' equity                                   $ 848,201,092       $ 841,876,911
                                                                                      =============       =============

See notes to consolidated financial statements.


                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                         ----------------------------------------------
                                         (Unaudited)

                                                                                              Three Months Ended
                                                                                                   June 30,
                                                                                         ------------------------------
                                                                                             2005             2004
                                                                                         -------------     ------------
Interest income:
      Loans                                                                              $   4,681,723     $  3,474,848
      Mortgage-backed securities                                                             2,293,603        2,091,409
      Investments securities                                                                 1,469,108        1,167,978
      Other interest-earning assets                                                            182,169          162,145
                                                                                         -------------     ------------
              Total interest income                                                          8,626,603        6,896,380
                                                                                         -------------     ------------
Interest expense:
      Deposits                                                                               3,229,344        2,474,454
      Advances                                                                                 644,520          101,506
                                                                                         -------------     ------------
              Total interest expense                                                         3,873,864        2,575,960
                                                                                         -------------     ------------
Net interest income                                                                          4,752,739        4,320,420
Provision for loan losses                                                                      100,000           75,000
                                                                                         -------------     ------------
Net interest income after provision for loan losses                                          4,652,739        4,245,420
                                                                                         -------------     ------------
Non-interest income:
      Fees and service charges                                                                  67,647           63,697
      Miscellaneous                                                                             10,293           14,440
                                                                                         -------------     ------------
              Total non-interest income                                                         77,940           78,137
                                                                                         -------------     ------------
Non-interest expenses:
      Salaries and employee benefits                                                         1,406,431        1,317,912
      Net occupancy expense of premises                                                        233,929          205,144
      Equipment                                                                                236,797          221,936
      Directors' compensation                                                                  133,685          137,492
      Legal                                                                                     75,372          250,296
      Advertising                                                                               84,969          120,468
      Federal insurance premium                                                                 19,510           21,267
      Miscellaneous                                                                            491,047          370,128
                                                                                         -------------     ------------
              Total non-interest expenses                                                    2,681,740        2,644,643
                                                                                         -------------     ------------
Income before income taxes                                                                   2,048,939        1,678,914
Income taxes                                                                                   771,000          688,000
                                                                                         -------------     ------------
Net income                                                                               $   1,277,939     $    990,914
                                                                                         =============     ============
Net income per common share:
      Basic/diluted                                                                      $        0.04     $       0.03
                                                                                         =============     ============
Dividends per common share                                                               $        0.05     $       0.03
                                                                                         =============     ============
Weighted average number of common shares outstanding:
      Basic/diluted                                                                         29,477,462       29,458,850
                                                                                         =============     ============

See notes to consolidated financial statements.




                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)


                                                                                              Three Months Ended
                                                                                                   June 30,
                                                                                        -------------------------------
                                                                                             2005             2004
                                                                                        --------------   --------------

Net income                                                                              $    1,277,939   $     990,914
                                                                                        --------------   -------------
Other comprehensive gain (loss) income, net of income taxes:
      Gross unrealized holding gain (loss) on
        securities available for sale                                                        1,268,640         (709,974)
      Deferred income (tax) benefit                                                           (506,695)         283,564
                                                                                        --------------   --------------
Other comprehensive gain (loss)                                                                761,945         (426,410)
                                                                                        --------------   --------------
Comprehensive income                                                                    $    2,039,884   $      564,504
                                                                                        ==============   ==============





See notes to consolidated financial statements.



                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------
                                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         June 30,
                                                                                             ----------------------------------
                                                                                                  2005                2004
                                                                                             --------------      --------------
Cash flows from operating activities:
     Net income                                                                              $    1,277,939      $      990,914
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization of premises and equipment                                     161,718             146,240
        Net amortization of deferred fees, premiums and discounts                                   143,138              58,832
        Provision for loan losses                                                                   100,000              75,000
        Decrease (increase) in interest receivable                                                  971,849             (46,940)
        Deferred income taxes                                                                      (143,905)            138,313
        Decrease (increase) in other assets                                                          37,009            (102,310)
        (Decrease) Increase in accrued interest payable                                             (24,062)             68,422
        (Decrease) increase in other liabilities                                                   (787,652)            234,929
        ESOP shares committed to be released                                                        190,209             223,910
        Increase in deferred compensation obligation under Rabbi Trust                                4,517                   -
                                                                                             --------------      --------------
            Net cash provided by operating activities                                             1,930,760           1,787,310
                                                                                             --------------      --------------
Cash flows from investing activities: Proceeds of calls, maturites and repayments of:
        Investment securities available for sale                                                          -                   -
        Mortgage-backed securities available for sale                                             3,248,080             332,484
        Investment securities held to maturity                                                            -          25,000,000
        Mortgage-backed securities held to maturity                                              12,498,472          21,126,438
     Purchases of:
        Investment securities available for sale                                                          -         (45,000,000)
        Mortgage-backed securities available for sale                                                     -         (24,960,626)
        Investment securities held to maturity                                                   (5,000,000)        (29,978,125)
        Mortgage-backed securities held to maturity                                                       -         (29,758,462)
        Loans receivable                                                                                  -         (17,113,928)
        Premises and equipment                                                                     (273,054)           (457,721)
        Federal Home Loan Bank of New York stock                                                 (1,452,500)           (731,400)
     Net change in loans receivable                                                             (26,954,478)        (17,995,934)
                                                                                             --------------      --------------
            Net cash (used in) investing activities                                             (17,933,480)       (119,537,274)
                                                                                             --------------      --------------
Cash flows from financing activities:
     Net (decrease) increase in deposits                                                         10,209,445          (8,321,660)
     Proceeds from advances from Federal Home Loan Bank of New York                               5,000,000          25,000,000
     Principal repayments on advances from Federal Home Loan Bank of New York                    (8,834,415)                  -
     Net increase in payments by borrowers for taxes and insurance                                  402,762             304,133
     Dividends paid                                                                                (640,088)                  -
     Purchases of treasury stock                                                                 (1,236,419)                  -
                                                                                             --------------      --------------
            Net cash provided by financing activities                                             4,901,285          16,982,473
                                                                                             --------------      --------------

Net (decrease) in cash and cash equivalents                                                     (11,101,435)       (100,767,491)
Cash and cash equivalents - beginning                                                            31,120,558         144,657,032
                                                                                             --------------      --------------
Cash and cash equivalents - ending                                                           $   20,019,123      $   43,889,541
                                                                                             ==============      ==============
Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                                  $    3,897,926      $    2,507,538
                                                                                             ==============      ==============
        Income taxes                                                                         $    1,900,733      $      956,769
                                                                                             ==============      ==============

See notes to consolidated financial statements.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   PRINCIPLES OF CONSOLIDATION
--------------------------------

The consolidated financial statements include the accounts of the Company, the Company's wholly-owned subsidiary, Clifton Savings Bank, S.L.A. (the "Bank") and the Bank's wholly-owned subsidiary, Botany Inc. ("Botany"). The Company's business consists principally of investing in securities and the operation of the Bank. Botany's business consists solely of holding investment and mortgage-backed securities, and is treated under New Jersey tax law as a New Jersey Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation.


2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2005, which are included in the Company's Annual Report on Form 10-K as filed with Securities and Exchange Commission on June 14, 2005.


3.   NET INCOME PER COMMON SHARE
--------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. ESOP shares considered to be outstanding for net income per share calculations include those previously allocated to participants and shares committed to be released for allocation to participants. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.


4. DIVIDEND WAIVER
------------------

During the three months ended June 30, 2005 and 2004, Clifton MHC ("MHC"), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Office of Thrift Supervision ("OTS"), to receive cash dividends of $840,000 and $504,000, respectively, on the shares of Company common stock it owns.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


5. STOCK REPURCHASE PLAN
------------------------

On March 10, 2005, the Company's Board of Directors authorized the repurchase of up to 686,936 shares of the Company's outstanding stock, representing 5% of the outstanding shares owned by entities other than MHC. During the quarter ended June 30, 2005, 120,380 shares were repurchased under the plan at a total cost of $1,236,000, or $10.27 per share. No shares had been repurchased prior to this quarter.


6. INCOME TAXES
---------------

Botany commenced operations in January 2005. Under New Jersey tax law, Botany is subject to a 3.6% state income tax rate as compared to the 9.0% rate to which the Company and Bank are subject. The presence of Botany during the three months ended June 30, 2005, resulted in an income tax savings of approximately $50,000.


7. RETIREMENT PLANS-COMPONENTS OF NET PERIODIC PENSION COST
-----------------------------------------------------------

Periodic pension expense was as follows:

                                                                         Three Months Ended June 30,
                                                                     ----------------------------------
                                                                          2005                2004
                                                                     -------------        -------------
                                                                              (In Thousands)
          Service cost                                               $         4          $        12
          Interest cost                                                       28                   34
          Amortization of past service cost                                   22                   22
          Amortization of unrecognized net (gain) loss                        (3)                   2
                                                                     -------------        -------------

          Net periodic benefit cost                                  $        51          $        70
                                                                     =============        =============


                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


8. RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment." This statement revises the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Under SFAS No. 123 (revised 2004), a public entity such as the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of instruments (unless observable market prices for the same or similar instruments are available).

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amended the compliance dates for SFAS No. 123 (revised 2004). Under the new rule, the Company will required to adopt SFAS No. 123 (revised 2004), as of the beginning of its first annual reporting period beginning after June 15, 2005 (April 1, 2006 for the Company). The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123 (revised 2004).

Under SFAS No. 123 (revised), the Company will be required to record compensation expense for all new awards granted and any awards modified after March 31, 2006. In addition, the transition rules under SFAS No. 123 (revised) will require that, for all awards outstanding at March 31, 2006, for which the requisite service has not yet been rendered, compensation cost be recorded as such service is rendered after March 31, 2006.

The aforementioned pronouncement related to stock-based payments will not have any effect on the Company's existing historical consolidated financial statements as the Company has not had and does not currently have any stock-based compensation grants which would be subject to SFAS No. 123 (revised). However, should the Company grant stock compensation awards in the future, any stock option awards requiring service periods extending beyond the effective date of SFAS No. 123 (revised) will require the recording of compensation expense on such awards beginning on April 1, 2006.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

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

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Clifton Savings Bancorp, Inc.'s results of operations depend primarily on its net interest income, which is a direct result of the interest rate environment. Net interest income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. It is a function of the average balances of loans and securities versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and securities and the cost of those deposits and borrowed funds.

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 50.3% and 44.9%, respectively, of total assets at June 30, 2005, as compared to 51.8% and 42.1%, respectively, at March 31, 2005. The largest change in interest-earning assets between March 31, 2005 and June 30, 2005 was a $26.8 million or 7.6% increase in loans receivable due to the redeployment of funds received from security repayments and the decrease in cash and cash equivalents into higher yielding loans. The increase in loans was also funded by increased deposits.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). The largest change in interest-bearing liabilities between March 31, 2005 and June 30, 2005 was a $10.2 million or 1.8% increase in deposits. The Bank continues to offer competitive rates and as a result is able to attract new deposits while retaining existing customers.

Net interest income increased $433,000 or 10.0% during the three months ended June 30, 2005, when compared with the same 2004 period. Such increase was due to an increase in total interest income of $1.7 million which was partially offset by a $1.3 million increase in total interest expense. Average interest-earning assets increased $101.9 million or 14.2% while average interest-bearing liabilities increased $90.2 million or 16.7%. The $11.7 million increase in average net interest-earning assets was mainly attributable to a reduction in non-interest earning cash balances and the reinvestment of the Company's net income. Offsetting the increase in net interest-earning assets was a decline in interest rate spread to 1.74% from 1.92% as an increase of thirty-seven basis points in the yield earned on interest-earning assets was more than offset by a fifty-five basis point increase in the cost of interest-bearing liabilities.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

Results of operations also depend, to a lesser extent, on non-interest income generated and provision for loan losses recorded as well as non-interest expense. During the three months ended June 30, 2005, non-interest income remained constant while there were increases of $25,000 in provision for loan losses and $37,000 or 1.4% in non-interest expense.

CHANGES IN FINANCIAL CONDITION

The Company's assets at June 30, 2005, totaled $848.2 million, which represents an increase of $6.3 million or 0.7% as compared with $841.9 million at March 31, 2005.

Cash and cash equivalents at June 30, 2005, totaled $20.0 million, which represents a decrease of $11.1 million or 35.7% as compared with $31.1 million at March 31, 2005. These monies are being reinvested in higher yielding loans.

Securities available for sale at June 30, 2005, decreased $2.0 million or 1.6% to $125.2 million, when compared with $127.2 million at March 31, 2005. The decrease during the three months ended June 30, 2005, resulted primarily from repayments totaling $3.2 million partially offset by a decrease in unrealized losses of $1.3 million on the portfolios.

Securities held to maturity at June 30, 2005, decreased $7.6 million or 2.5% to $301.0 million when compared with $308.6 million at March 31, 2005. The decrease during the three months ended June 30, 2005, resulted primarily from repayments totaling $12.5 million partially offset by purchases of $5.0 million. These monies are being reinvested in higher yielding loans.

Net loans at June 30, 2005, increased $26.8 million or 7.6 % to $381.0 million when compared with $354.2 million at March 31, 2005. The increase during the three months ended June 30, 2005, resulted primarily from continued strong origination volume which outpaced repayments. The increase in loans receivable was funded by the redeployment of cash from security repayments, as well as a reduction in cash and cash equivalents, and by increased deposits.

Deposits at June 30, 2005, increased $10.2 million or 1.8% to $566.7 million when compared with $556.5 million at March 31, 2005. Advances from the FHLB decreased $3.9 million or 5.2% to $71.4 million at June 30, 2005, as compared with $75.3 million at March 31, 2005. Various borrowings were repaid during the period in accordance with their original terms.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

CHANGES IN FINANCIAL CONDITION (CONT'D.)

The Bank began to borrow from the FHLB during the quarter ended June 30, 2004 as part of its strategy to leverage its strong capital position. In May 2004, the Bank borrowed $25.0 million at a weighted average interest rate of 3.27% and weighted average maturity of 3.7 years. In October 2004, the Bank borrowed an additional $50.0 million from the FHLB at a weighted average rate of 3.58% and a weighted average maturity of 4.0 years in continuation of this leverage strategy. During the three months ended June 30, 2005, $8.6 million in principal has been repaid on those advances and an additional $5.0 million was borrowed in overnight advances as of June 30, 2005. At June 30, 2005, the remaining borrowings of $71.4 million have an average interest rate of 3.64%.

Stockholders' equity totaled $203.6 million and $203.2 million at June 30, 2005 and March 31, 2005, respectively. The increase of $430,000 for the three months ended June 30, 2005, resulted primarily from net income of $1.3 million, $190,000 in ESOP shares committed to be released, and a decrease in unrealized losses of $762,000, net of tax, on the available for sale securities portfolios partially offset by the repurchase of 120,380 shares of Company common stock for $1.2 million and cash dividends paid of $640,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005
AND 2004

Net income increased $287,000 or 29.0% to $1.3 million for the three months ended June 30, 2005 compared with $991,000 for the same 2004 period. The increase in net income during the 2005 period resulted primarily from an increase in total interest income partially offset by increases in interest expense, non-interest expenses, provision for loan losses and income taxes.

Interest income on loans increased by $1.2 million or 34.3% to $4.7 million during the three months ended June 30, 2005, when compared with $3.5 million for the same 2004 period. The increase during the 2005 period resulted from an increase of $105.7 million or 40.6% in the average balance of loans outstanding partially offset by a twenty-three basis point decrease in the yield earned on the loan portfolio to 5.11% from 5.34%. Interest on mortgage-backed securities increased $203,000 or 9.7% to $2.3 million during the three months ended June 30, 2005, when compared with $2.1 million for the same 2004 period. The increase during the 2005 period resulted from an increase of twenty-three basis points in the yield earned on mortgage-backed securities to 3.96% from 3.73% along with an increase of $7.4 million or 3.3% in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $301,000 or 25.8% to $1.5 million during the three months ended June 30, 2005, when compared to $1.2 million during the same 2004 period due to a $40.5 million or 25.2% increase in the average balance coupled with a one basis point increase in yield to 2.92% from 2.91%. Interest earned on other interest-earning assets increased by $20,000 or 12.3% to $182,000 during the three months ended June 30, 2005, when compared to $162,000 during the same 2004 period primarily due to an increase of two hundred thirty-one basis points in yield to 3.18% from 0.87%, largely offset by a $51.6 million or 69.3% decrease in average balance.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (CONT'D.)

Interest expense on deposits increased $755,000 or 30.5% to $3.2 million during the three months ended June 30, 2005, when compared to $2.5 million during the same 2004 period. Such increase was primarily attributable to an increase of forty-three basis points in the cost of interest-bearing deposits to 2.31% from 1.88%, along with an increase of $30.6 million or 5.8% in the average balance of interest-bearing deposits. Interest expense on borrowed money increased $543,000 to $645,000 during the three months ended June 30, 2005 when compared with $102,000 during the same 2004 period. In May 2004, the Bank implemented its leveraging strategy and borrowed $25.0 million from the FHLB. In October 2004, the Bank borrowed an additional $50.0 million from the FHLB in continuation of this leverage strategy. During the three months ended June 30, 2005, $3.8 million in principal has been repaid on those advances.

Net interest income increased $433,000 or 10.0% during the three months ended June 30, 2005, to $4.75 million when compared to $4.32 million for the same 2004 period. Such increase was due to an increase in total interest income of $1.7 million which was partially offset by a $1.3 million increase in total interest expense. Average interest-earning assets increased $101.9 million or 14.2% while average interest-bearing liabilities increased $90.2 million or 16.7%. The $11.7 million increase in average net interest-earning assets was mainly attributable to a reduction in non-interest earning cash balances and the reinvestment of the Company's net income into higher yielding loans. Offsetting the increase in net interest-earning assets was a decline in interest rate spread to 1.74% from 1.92% as an increase of thirty-seven basis points in the yield earned on interest-earning assets was more than offset by a fifty-five basis point increase in the cost of interest-bearing liabilities.

During the three months ended June 30, 2005 the Bank provided $100,000 as a provision for loan losses as compared to $75,000 during the same 2004 period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2005 and March 31, 2005, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $1,000, or less than 0.01% of total loans and assets at both period ends. During the three months ended June 30, 2005 and 2004, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.2 million at June 30, 2005, representing 0.31% of total loans and 120,000.00% of loans delinquent ninety days or more, as compared to $1.1 million, representing 0.31% of total loans and 110,000.00% of loans delinquent ninety days or more at March 31, 2005 and $915,000, representing 0.32% of total loans and 663.04% of loans delinquent ninety days or more at June 30, 2004.

Non-interest income remained the same at $78,000 during the three months ended June 30, 2005 and 2004.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (CONT'D.)

Non-interest expenses increased by $38,000 to $2.68 million during the three months ended June 30, 2005, when compared with $2.64 million during the same 2004 period. The components of non-interest expenses which experienced the most significant change were salaries and employees benefits and miscellaneous expenses, which increased $88,000 and $121,000, respectively, and legal fees, which decreased $175,000. The 6.7% increase in salaries and employee benefits was due to normal salary increases while the 32.7% increase in miscellaneous expenses is mainly attributable to the write-off of $105,000 in previously capitalized costs as a result of the denial of an application for a potential branch site. Legal expense decreased due to the abatement of previous litigation brought against the Bank in connection with the reorganization into the mutual holding company structure. All other elements of non-interest expenses totaled $709,000 during the three months ended June 30, 2005, as compared to $706,000 during the same 2004 period.

Income taxes totaled $771,000 and $688,000 during the three months ended June 30, 2005 and 2004, respectively. The increase during the 2005 period resulted from an increase in pre-tax income partially offset by a decreased effective tax rate. The Company's effective income tax rate was 37.6% and 41.0% during the three months ended June 30, 2005 and 2004, respectively. Organized in December 2004, Botany is eligible to be taxed at 3.6% for state purposes as an New Jersey Investment Company as compared to the general 9% state corporate tax rate, and therefore the overall effective income tax rate was reduced in 2005 compared to the same period for 2004. We estimate the existence of Botany reduced income tax expenses by approximately $50,000 during the three months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Bank maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $145.3 million or 17.1% of total assets at June 30, 2005 as compared to $158.3 million or 18.8% of total assets at March 31, 2005.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the three months ended June 30, 2005. The primary source of cash was net income. The Company declared its fifth cash dividend during the three months ended June 30, 2005. Such dividend totaled $640,000 and was paid on May 20, 2005.

The primary sources of investing activity are lending and the purchases of loans and securities. Net loans amounted to $381.0 million and $354.2 million at June 30, 2005 and March 31, 2005, respectively. Securities, including available for sale and held to maturity issues, totaled $426.2 million and $435.9 million at June 30, 2005 and March 31, 2005, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and securities.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2005, advances from the FHLB amounted to $71.4 million.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2005, the Bank has outstanding commitments to originate loans, and fund approved lines of credit, aggregating $20.4 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2005, totaled $209.2 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets

The following table sets forth the Bank's capital position at June 30, 2005, as compared to the minimum regulatory capital requirements:

                                                                                                                 To Be Well
                                                                                                                 Capitalized
                                                                                                                Under Prompt
                                                                              Minimum Capital                    Corrective
                                                  Actual                        Requirements                 Actions Provisions
                                       ------------------------------  ------------------------------   ----------------------------
                                           Amount          Ratio           Amount           Ratio          Amount           Ratio
                                      ----------------  -------------  ---------------   ------------   -------------   ------------
Total Capital
  (to risk-weighted assets)              $ 140,905         49.35%         $ 22,843          8.00%         $ 28,553         10.00%
                                      ----------------  -------------  ---------------   ------------   --------------  ------------

Tier 1 Capital
  (to risk-weighted assets)                139,705         48.93%           11,421          4.00%           17,132          6.00%
                                      ----------------  -------------  ---------------   ------------   --------------  ------------

Core (Tier 1) Capital
  (to adjusted total assets)               139,705         17.55%           31,846          4.00%           39,808          5.00%
                                      ----------------  -------------  ---------------   ------------   --------------  ------------

Tangible Capital
  (to adjusted total assets)               139,251         17.50%           11,936          1.50%                -           -  %
                                      ----------------  -------------  ---------------   ------------   --------------  ------------

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 3:
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------

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

NET PORTFOLIO VALUE. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of March 31, 2005, the most recent date the Bank's NPV was calculated by the OTS. The Bank expects that its NPV as of June 30, 2005 is consistent with the table below.

                                                                                   NPV as
                                                                             Percent of Portfolio
           Change in                   Net Portfolio Value                     Value of Assets
         Interest Rates    -------------------------------------------  -----------------------------
        In Basis Points                      Dollar         Percent        NPV          Change In
         (Rate Shock)         Amount         Change          Change       Ratio        Basis Points
       ------------------  -------------  ------------- --------------  ------------  ---------------
                                             (Dollars in Thousands)
              300             $ 113,670       $(47,506)        (29)%       15.35 %              (467)
                           -------------  ------------- --------------  ------------  ---------------
              200               130,113        (31,064)        (19)        17.07                (296)
                           -------------  ------------- --------------  ------------  ---------------
              100               146,082        (15,095)         (9)        18.63                (139)
                           -------------  ------------- --------------  ------------  ---------------
            Static              161,177              -           -         20.02                   -
                           -------------  ------------- --------------  ------------  ---------------
             -100               170,057          8,881           6         20.74                  71
                           -------------  ------------- --------------  ------------  ---------------
             -200               170,465          9,288           6         20.61                  59
                           -------------  ------------- --------------  ------------  ---------------

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------

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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 4:
                             CONTROLS AND PROCEDURES
      ---------------------------------------------------------------------



         DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting as of March 31, 2005 as described in "MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING," that appear in the Company's 2005 Annual Report on Form 10K ("10-K Report") and as set forth below.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. As reported in the Company's 10-K Report, management concluded that, as of March 31, 2005, the Company's internal control over financial reporting was not effective due to the existence of the following material weaknesses:

              o As of March 31, 2005, the Company's internal audit program was not sufficient to provide management a basis to assess the quality of the Company's internal control performance over time. Accordingly, management concluded that the monitoring component of the Company's internal control over financial reporting was not effective. Internal control monitoring involves assessing the design and operation of internal control on a timely basis and taking necessary corrective actions.

              o The Company's policies and procedures manuals that pertain to maintenance of records in reasonable detail were not updated and/or completed.

         During the three months ended June 30, 2005, management of the Company has commenced remediation of the material weaknesses identified in the 10-K Report through the implementation of a variety of changes to the Company's internal control over financial reporting. Specifically, the Company has implemented, or commenced implementation of the following modifications to its internal controls and procedures in the internal control monitoring and policies and procedures are as:

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 4:
                             CONTROLS AND PROCEDURES
      ---------------------------------------------------------------------




              o We received guidance from our independent registered public accounting firm regarding our procedures and received guidance from our attorneys regarding compliance with the Sarbanes-Oxley Act of 2002.

              o We are in the process of formalizing certification forms that will be required from department heads on the adequacy of effectiveness of internal control over financial reporting.

              o We reviewed the need for additional compliance/internal audit personnel and are interviewing perspective candidates for these compliance related functions.

              o Upon completion of additional testing, we will require the receipt of formal testing reports from our internal auditor.

              o We have updated numerous policies and procedures and will continue this process until complete.

              o We plan to perform additional training of employees and officers upon completion of updating of all our policies and procedures manuals.

Except as indicated herein, there were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

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


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended June 30, 2005.

                                                                              TOTAL NUMBER
                                                                                OF SHARES
                                                                                PURCHASED         MAXIMUM
                                                                               AS PART OF    NUMBER OF SHARES
                                                 TOTAL                          PUBLICLY      THAT MAY YET BE
                                               NUMBER OF       AVERAGE          ANNOUNCED     PURCHASED UNDER
                                                SHARES       PRICE PAID         PLANS OR       THE PLANS OR
                   PERIOD                    PURCHASED (1)    PER SHARE         PROGRAMS         PROGRAMS
                   ------                    -------------    ---------         --------         --------
              April 2005
              Beginning date: April 1             --          $    --              --            686,936
              Ending date: April 30

              May 2005
              Beginning date: May 1             90,680           10.26           90,680          596,256
              Ending date: May 31

              June 2005
              Beginning date: June 1            29,700           10.29          120,380          566,556
              Ending date: June 30

              --------------------
              (1) On March 10, 2005, the Company announced that the Board of
                  Directors had approved a stock repurchase program authorizing the Company to repurchase up to 686,936 shares of the Company's common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors. All shares have been repurchased by the Company pursuant to the publicly announced plan.



ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         None.


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

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

                --------------------------

                        * Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005 (File No. 000-50358).

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                   CLIFTON SAVINGS BANCORP, INC.


Date: August 8, 2005               By: /s/ John A. Celentano, Jr.
                                       -----------------------------------------
                                       John A. Celentano, Jr.
                                       Chairman of the Board and Chief Executive
                                        Officer
                                       (Principal Executive Officer)


Date: August 8, 2005               By: /s/ Christine R. Piano
                                       ----------------------------------------
                                       Christine R. Piano
                                       Chief Financial Officer and Treasurer
                                       (Principal Accounting Officer)