Form 10-Q
period 2005-09-30
CLIFTON SAVINGS BANCORP INC
filed 2005-11-02
CIK 1240581

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

---------
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------   EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 2005
                               -------------------------------------------------

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
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----     -----

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes   X    No
                                                 ------     -------

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes        No    X
                                                 ------     -------

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date November 1, 2005: 29,843,534 shares outstanding.



                                          CLIFTON SAVINGS BANCORP, INC.
                                                AND SUBSIDIARIES

                                                     INDEX



                                                                                                             Page
PART I - FINANCIAL INFORMATION                                                                              Number
                                                                                                         -------------

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition (Unaudited)-
                 at September 30, 2005 and March 31, 2005                                                     1

               Consolidated Statements of Income (Unaudited)- For the Three And
                  Six Months Ended September 30, 2005 and 2004                                                2

               Consolidated Statements of Comprehensive Income (Unaudited) - For the
                  Three And Six Months Ended September 30, 2005 and 2004                                      3

               Consolidated Statements of Cash Flows (Unaudited) - For the
                  Six Months Ended September 30, 2005 and 2004                                              4 - 5

               Notes to Consolidated Financial Statements                                                   6 - 9

      Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                              10 - 17

      Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                  18 - 19

      Item 4:  Controls and Procedures                                                                     20 - 21


PART II - OTHER INFORMATION

      Item 1:  Legal Proceedings                                                                              22

      Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds                                    22

      Item 3:  Defaults Upon Senior Securities                                                                22

      Item 4:  Submission of Matters to a Vote of Security Holders                                            23

      Item 5:  Other Information                                                                              23

      Item 6:   Exhibits                                                                                      24


SIGNATURES                                                                                                    25



                                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                         ----------------------------------------------
                                                           (Unaudited)

                                                                                         September 30,          March 31,
ASSETS                                                                                       2005                 2005
------                                                                                ------------------   ------------------
Cash and due from banks                                                               $       4,021,747    $       7,777,760
Interest-bearing deposits in other banks                                                      8,833,602           13,472,798
Federal funds sold                                                                            3,200,000            9,870,000
                                                                                      ----------------     ------------------
         Total cash and cash equivalents                                                     16,055,349           31,120,558
Securities available for sale:
      Investment                                                                             59,250,700           59,015,350
      Mortgage-backed                                                                        61,586,558           68,201,115
Securities held to maturity:
      Investment, estimated fair value of $155,583,000
        and $135,617,000, respectively                                                      157,982,931          137,978,660
      Mortgage-backed, estimated fair value of $143,199,000
        and $169,069,000, respectively                                                      144,874,103          170,659,368
Loans receivable, net                                                                       398,343,027          354,161,611
Premises and equipment                                                                        9,112,828            9,221,719
Federal Home Loan Bank of New York stock                                                      5,823,300            4,370,800
Interest receivable                                                                           4,599,638            4,461,484
Other assets                                                                                  3,091,512            2,686,246
                                                                                      ------------------   ------------------
         Total assets                                                                 $     860,719,946    $     841,876,911
                                                                                      ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Deposits                                                                        $     577,988,831    $     556,452,668
      Borrowed funds                                                                         76,885,566           75,262,830
      Advance payments by borrowers for taxes and insurance                                   3,586,332            3,359,354
      Other liabilities and accrued expenses                                                  3,060,378            3,628,848
                                                                                      ------------------   ------------------
         Total liabilities                                                                  661,521,107          638,703,700
                                                                                      ------------------   ------------------
Stockholders' equity:
      Preferred stock (par value $.01), authorized 1,000,000
        shares; issued and outstanding - none                                                         -                    -
      Common stock (par value $.01), authorized 75,000,000
        shares; 30,530,470 shares issued, 29,974,815 shares outstanding at September 30, 2005; 30,530,470 shares outstanding at
        March 31, 2005                                                                          305,305              305,305
      Additional paid-in capital                                                            133,952,722          133,928,604
      Deferred compensation obligation under Rabbi Trust                                         86,603                    -
      Retained earnings - substantially restricted                                           81,342,186           80,101,378
      Treasury stock, at cost; 555,655 shares at September 30, 2005
       and -0- shares at March 31, 2005                                                      (5,781,485)                   -
      Common stock acquired by Employee Stock Ownership Plan ("ESOP")                        (9,708,688)         (10,075,054)
      Accumulated other comprehensive income                                                   (943,433)          (1,087,022)
      Stock held by Rabbi Trust                                                                 (54,371)                   -
                                                                                      ------------------   ------------------
         Total stockholders' equity                                                         199,198,839          203,173,211
                                                                                      ------------------   ------------------

         Total liabilities and stockholders' equity                                   $     860,719,946    $     841,876,911
                                                                                      ==================   ==================

See notes to consolidated financial statements.



                                      CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                -----------------------------------------------------------
                                                       (Unaudited)


                                                             Three Months Ended                    Six Months Ended
                                                                September 30,                       September 30,
                                                       --------------------------------   -----------------------------------
                                                             2005             2004              2005               2004
                                                       ---------------  ---------------   ----------------  -----------------
Interest income:
      Loans                                            $    5,002,065   $    4,039,364    $     9,683,788   $      7,514,211
      Mortgage-backed securities                            2,139,550        2,159,142          4,433,153          4,250,552
      Investments securities                                1,558,829        1,260,814          3,027,937          2,428,792
      Other interest-earning assets                           185,127          107,509            367,296            269,654
                                                       ---------------  ---------------   ----------------  -----------------
              Total interest income                         8,885,571        7,566,829         17,512,174         14,463,209
                                                       ---------------  ---------------   ----------------  -----------------
Interest expense:
      Deposits                                              3,672,043        2,639,145          6,901,387          5,113,599
      Advances                                                704,229          205,170          1,348,749            306,677
                                                       ---------------  ---------------   ----------------  -----------------
              Total interest expense                        4,376,272        2,844,315          8,250,136          5,420,276
                                                       ---------------  ---------------   ----------------  -----------------

Net interest income                                         4,509,299        4,722,514          9,262,038          9,042,933
Provision for loan losses                                      50,000          125,000            150,000            200,000
                                                       ---------------  ---------------   ----------------  -----------------
Net interest income after provision
      for loan losses                                       4,459,299        4,597,514          9,112,038          8,842,933
                                                       ---------------  ---------------   ----------------  -----------------
Non-interest income:
      Fees and service charges                                 53,772           61,669            121,419            125,367
      Miscellaneous                                             8,675           11,829             18,968             26,269
                                                       ---------------  ---------------   ----------------  -----------------
              Total non-interest income                        62,447           73,498            140,387            151,636
                                                       ---------------  ---------------   ----------------  -----------------

Non-interest expenses:
      Salaries and employee benefits                        1,380,653        1,303,082          2,787,084          2,620,994
      Net occupancy expense of premises                       242,105          236,496            476,034            441,640
      Equipment                                               242,193          222,115            478,990            444,051
      Directors' compensation                                 126,186          139,045            259,871            276,536
      Legal                                                    84,120           (4,931)           159,492            245,365
      Advertising                                              91,832           82,700            176,801            203,168
      Federal insurance premium                                18,571           21,829             38,081             43,096
      Miscellaneous                                           378,965          419,338            870,012            789,466
                                                       ---------------  ---------------   ----------------  -----------------
              Total non-interest expenses                   2,564,625        2,419,674          5,246,365          5,064,316
                                                       ---------------  ---------------   ----------------  -----------------

Income before income taxes                                  1,957,121        2,251,338          4,006,060          3,930,253
Income taxes                                                  734,000          909,000          1,505,000          1,597,000
                                                       ---------------  ---------------   ----------------  -----------------
Net income                                             $    1,223,121   $    1,342,338    $     2,501,060   $      2,333,253
                                                       ===============  ===============   ================  =================

Basic earnings per share                               $         0.04   $         0.05    $          0.09   $           0.08
                                                       ===============  ===============   ================  =================
Diluted earnings per share                             $         0.04   $         0.05    $          0.09   $           0.08
                                                       ===============  ===============   ================  =================

Dividends per common share                             $         0.05   $         0.03    $          0.10   $           0.06
                                                       ===============  ===============   ================  =================

Weighted average number of common shares and
  common stock equivalents outstanding:
      Basic                                                29,247,428       29,477,168         29,362,445         29,468,009
                                                       ===============  ===============   ================  =================
      Diluted                                              29,247,900       29,477,168         29,362,682         29,468,009
                                                       ===============  ===============   ================  =================

See notes to consolidated financial statements.
                                                              - 2 -



                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                -------------------------------------------------
                                                   (Unaudited)






                                                             Three Months Ended                    Six Months Ended
                                                                September 30,                       September 30,
                                                       --------------------------------   -----------------------------------
                                                            2005             2004              2005               2004
                                                       ---------------  ---------------   ----------------  -----------------
Net income                                             $    1,223,121   $    1,342,338    $     2,501,060   $      2,333,253
                                                       ---------------  ---------------   ----------------  -----------------

Other comprehensive (loss) income, net of income taxes:
      Gross unrealized holding (loss) gain on
        securities available for sale                      (1,029,563)        (646,076)           239,077            (63,898)
      Deferred income tax                                     411,207          258,043            (95,488)            25,521

                                                       ---------------  ---------------   ----------------  -----------------
Other comprehensive (loss) income                            (618,356)        (388,033)           143,589            (38,377)
                                                       ---------------  ---------------   ----------------  -----------------

Comprehensive income                                   $      604,765   $      954,305    $     2,644,649   $      2,294,876
                                                       ===============  ===============   ================  =================















See notes to consolidated financial statements.



                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------
                                                   (Unaudited)

                                                                                                Six Months Ended September 30,
                                                                                            ---------------------------------------
                                                                                                  2005                 2004
                                                                                            ------------------   ------------------
Cash flows from operating activities:
     Net income                                                                             $      2,501,060     $      2,333,253
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of premises and equipment                                     337,952              304,546
         Net amortization of deferred fees, premiums and discounts                                   325,837               (6,117)
         Provision for loan losses                                                                   150,000              200,000
         (Increase) in interest receivable                                                          (138,154)            (732,465)
         Deferred income taxes                                                                      (261,217)            (306,711)
         (Increase) decrease in other assets                                                        (239,537)              66,394
         Increase in accrued interest payable                                                         37,303               63,404
         (Decrease) increase in other liabilities                                                   (534,116)             169,498
         ESOP shares committed to be released                                                        381,502              436,220
         Increase in deferred compensation obligation under Rabbi Trust                               14,946                    -
                                                                                            ------------------   ------------------
            Net cash provided by operating activities                                              2,575,576            2,528,022
                                                                                            ------------------   ------------------
Cash flows from investing activities: Proceeds of calls, maturities and repayments of:
         Investment securities available for sale                                                          -                    -
         Mortgage-backed securities available for sale                                             6,612,500            1,706,522
         Investment securities held to maturity                                                            -           40,000,000
         Mortgage-backed securities held to maturity                                              25,483,953           37,925,340
     Purchases of:
         Investment securities available for sale                                                          -          (45,000,000)
         Mortgage-backed securities available for sale                                                     -          (24,960,626)
         Investment securities held to maturity                                                  (20,000,000)         (29,978,125)
         Mortgage-backed securities held to maturity                                                       -          (29,758,462)
         Loans receivable                                                                                  -          (19,620,332)
         Premises and equipment                                                                     (229,061)            (588,370)
         Federal Home Loan Bank of New York stock                                                 (1,452,500)            (731,400)
     Net change in loans receivable                                                              (44,354,428)         (52,011,195)
                                                                                            ------------------   ------------------
            Net cash (used in) investing activities                                              (33,939,536)        (123,016,648)
                                                                                            ------------------   ------------------
Cash flows from financing activities:
     Net increase in deposits                                                                     21,536,163            8,281,206
     Net increase in short-term borrowed funds                                                     6,300,000                    -
     Proceeds from long-term borrowed funds                                                                -           25,000,000
     Principal payments on long-term borrowed funds                                               (4,677,264)          (3,381,262)
     Net increase in payments by borrowers for taxes and insurance                                   226,978              249,277
     Dividends paid                                                                               (1,260,252)            (758,378)
     Purchase of treasury stock                                                                   (5,826,874)                   -
                                                                                            ------------------   ------------------
            Net cash provided by financing activities                                             16,298,751           29,390,843
                                                                                            ------------------   ------------------





See notes to consolidated financial statements.



                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                 ----------------------------------------------
                                                   (Unaudited)





                                                                              Six Months Ended September 30,
                                                                          ---------------------------------------
                                                                                2005                 2004
                                                                          ------------------   ------------------

Net (decrease) in cash and cash equivalents                                     (15,065,209)         (91,097,783)
Cash and cash equivalents - beginning                                            31,120,558          144,657,032
                                                                          ------------------   ------------------
Cash and cash equivalents - ending                                        $      16,055,349    $      53,559,249
                                                                          ==================   ==================
Supplemental information:
     Cash paid during the period for:
         Interest on deposits and borrowings                              $       8,212,833    $       5,356,872
                                                                          ==================   ==================
         Income taxes                                                     $       2,867,133     $      1,881,469
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

2.   BASIS OF PRESENTATION
     ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2005, which are included in the Company's Annual Report on Form 10-K as filed with Securities and Exchange Commission on June 14, 2005.

3.   EARNINGS PER SHARE (EPS)
     ------------------------

Basic EPS is based on the weighted average number of common shares actually outstanding adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released, and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. ESOP shares considered to be outstanding for net income per share calculations include those previously allocated to participants and shares committed to be released for allocation to participants. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

4.   DIVIDEND WAIVER
     ---------------

During the three months ended September 30, 2005 and 2004, and the six months ended September 30, 2005 and 2004, respectively, Clifton MHC ("MHC"), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Office of Thrift Supervision ("OTS"), to receive cash dividends of $840,000 and $504,000, and $1,680,000 and $1,008,000
respectively, on the shares of Company common stock it owns.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


5.   STOCK REPURCHASE PLAN
     ---------------------

On March 10, 2005, the Company's Board of Directors authorized the repurchase of up to 686,936 shares of the Company's outstanding stock, representing 5% of the outstanding shares owned by entities other than MHC. During the three and six months ended September 30, 2005, 439,750 and 560,130 shares were repurchased under the plan at a total cost of $4,590,000, or $10.44 per share and $5,827,000, or $10.40 per share, respectively. No shares had been repurchased prior to this period.

6.   INCOME TAXES
     ------------

Botany commenced operations in January 2005. Under New Jersey tax law, Botany is subject to a 3.6% state income tax rate as compared to the 9.0% rate to which the Company and Bank are subject. The presence of Botany during the three and six months ended September 30, 2005, resulted in an income tax savings of approximately $50,000 and $100,000 respectively.

7.   RETIREMENT PLANS-COMPONENTS OF NET PERIODIC PENSION COST
     --------------------------------------------------------

Periodic pension expense was as follows:

                                                                     Three Months                    Six Months
                                                                  Ended September 30,             Ended September 30,
                                                             -----------------------------  ----------------------------
                                                                 2005            2004           2005            2004
                                                             -------------   -------------  --------------  ------------
                                                                    (In Thousands)                  (In Thousands)
          Service cost                                       $        4      $       12     $        8      $      24
          Interest cost                                              28              34             56             68
          Amortization of past service cost                          22              22             44             44
          Amortization of unrecognized net (gain) loss               (3)              2             (6)             4
                                                             ------------    ------------   ------------    ------------
          Net periodic benefit cost                          $       51      $       70     $      102      $     140
                                                             ============    ============   ============    ============

8.   OTHER STOCK-BASED COMPENSATION
     ------------------------------

At the annual meeting held on July 14, 2005, stockholders of the Company approved the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. Under the plan, 1,495,993 shares of common stock were made available as stock options and 598,397 shares of common stock as restricted stock awards. On August 31, 2005, 1,483,510 options were awarded. No restricted stock awards have been granted as of September 30, 2005.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


8.   OTHER STOCK-BASED COMPENSATION(CONT'D.)
     ---------------------------------------

Shares of common stock issuable pursuant to outstanding options under the 2005 Equity Incentive Plan will be considered outstanding for purposes of calculated earnings per share on a diluted basis.

Employee compensation expense under stock options is currently reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognitions provisions of FASB Statement No. 123, Share-Based Payment:



                                                                      Three Months                 Six Months
                                                                   Ended September 30,          Ended September 30,
                                                             ----------------------------- -------------------------------
                                                                 2005            2004          2005             2004
                                                             -------------   ------------- --------------   --------------
                                                                       (Dollars In Thousands Except Share Data)
          Net Income                                         $      1,223    $      1,342  $       2,501    $       2,333
          Deduct: Stock option expense determined
            under fair value based method                             673               -            673                -
                                                             -------------   ------------- --------------   --------------
          Pro forma net income                               $        550    $      1,342  $       1,828    $       2,333
                                                             =============   ============= ==============   ==============

          Basic/diluted earnings per share as reported       $       0.04    $       0.05  $        0.09    $        0.08
                                                             =============   ============= ==============   ==============

          Pro forma basic/diluted earnings per share         $       0.02    $       0.05  $        0.06    $        0.08
                                                             =============   ============= ==============   ==============

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


8.   OTHER STOCK-BASED COMPENSATION(CONT'D.)
     ---------------------------------------

The fair value of options granted and pro forma effects are computed using the Black-Scholes option pricing model, using weighted average assumptions as of the grant date. As of August 31, 2005, the risk free interest rate, expected option life, expected stock price volatility, dividend yield and weighted average fair value of options granted were 4.11%, 6.0 years, 21.56%, 1.95% and $2.38, respectively.

9.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised), "Share-Based Payment." This statement revises the original guidance contained in SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Under SFAS No. 123 (revised), a public entity such as the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of instruments (unless observable market prices for the same or similar instruments are available).

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amended the compliance dates for SFAS No. 123 (revised). Under the new rule, the Company will required to adopt SFAS No. 123 (revised), as of the beginning of its first annual reporting period beginning after June 15, 2005 (April 1, 2006 for the Company).

Under SFAS No. 123 (revised), the Company will be required to record compensation expense for all new awards granted and any awards modified after March 31, 2006. In addition, the transition rules under SFAS No. 123 (revised) will require that, for all awards outstanding at March 31, 2006, for which the requisite service has not yet been rendered, compensation cost be recorded as such service is rendered after March 31, 2006. Based upon management's analysis, we currently project that the Company will record expenses related to currently outstanding stock option grants totaling approximately $621,000 during each of the years ending March 31, 2007, 2008 and 2009, and approximately $259,000 during the year ending March 31, 2010.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ----------------------------------------------

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 49.2% and 46.3%, respectively, of total assets at September 30, 2005, as compared to 51.8% and 42.1%, respectively, at March 31, 2005. Cash and cash equivalents declined to 1.9% of total assets at September 30, 2005 from 3.7% at March 31, 2005. The largest change in interest-earning assets between March 31, 2005 and September 30, 2005 was a $44.1 million or 12.5% increase in loans receivable due to the redeployment of funds received from security repayments and the decrease in cash and cash equivalents into higher yielding loans. The increase in loans was also funded by increased deposits and borrowings.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). The largest change in interest-bearing liabilities between March 31, 2005 and September 30, 2005 was a $21.5 million or 3.9% increase in deposits. The Bank continues to offer competitive rates and, as a result, is able to attract new deposits while retaining existing customers.

Net interest income increased $219,000 or 2.4% during the six months ended September 30, 2005, when compared with the same 2004 period. Such increase was due to an increase in total interest income of $3.0 million which was partially offset by a $2.8 million increase in total interest expense. Average interest-earning assets increased $98.9 million or 13.5% while average interest-bearing liabilities increased $89.3 million or 16.3%. The $9.6 million increase in average net interest-earning assets was mainly attributable to a reduction in non-interest earning cash balances and the reinvestment of the Company's net income. Offsetting the increase in net interest-earning assets was a decline in interest rate spread to 1.64% from 1.98% as an increase of twenty-seven basis points in the yield earned on interest-earning assets was more than offset by a sixty-one basis point increase in the cost of interest-bearing liabilities.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

Results of operations also depend, to a lesser extent, on non-interest income generated, provision for loan losses recorded and non-interest expense. During the six months ended September 30, 2005, non-interest income decreased $11,000 or 7.3%, provision for loan losses decreased $50,000 or 25.0% and non-interest expense increased $182,000 or 3.6%.

CHANGES IN FINANCIAL CONDITION

The Company's assets at September 30, 2005, totaled $860.7 million, which represents an increase of $18.8 million or 2.2% as compared with $841.9 million at March 31, 2005.

Cash and cash equivalents at September 30, 2005, totaled $16.1 million, which represents a decrease of $15.0 million or 48.2% as compared with $31.1 million at March 31, 2005. These funds were reinvested into higher yielding loans.

Securities available for sale at September 30, 2005 decreased $6.4 million or 5.0% to $120.8 million when compared with $127.2 million at March 31, 2005. The decrease during the six months ended September 30, 2005, resulted primarily from repayments totaling $6.6 million partially offset by a decrease in unrealized losses of $144,000 on the portfolios.

Securities held to maturity at September 30, 2005 decreased $5.7 million or 1.8% to $302.9 million when compared with $308.6 million at March 31, 2005. The decrease during the six months ended September 30, 2005, resulted primarily from repayments totaling $25.5 million partially offset by purchases of $20.0 million. These funds were reinvested in higher yielding loans.

Net loans at September 30, 2005, increased $44.1 million or 12.5 % to $398.3 million when compared with $354.2 million at March 31, 2005. The increase during the six months ended September 30, 2005, resulted primarily from continued strong origination volume which outpaced repayments. The increase in loans receivable was funded by the redeployment of cash from security repayments, as well as a reduction in cash and cash equivalents, and by increased deposits and borrowings.

Deposits at September 30, 2005, increased $21.5 million or 3.9% to $578.0 million when compared with $556.5 million at March 31, 2005, which resulted primarily from offering competitive special rates on select term certificates of deposit. Borrowings increased $1.6 million or 2.1% to $76.9 million at September 30, 2005, as compared with $75.3 million at March 31, 2005. $4.7 million in long-term borrowings were repaid during the period in accordance with their original terms, while an additional $6.3 million in short-term borrowings were used to fund loan growth for the period.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

CHANGES IN FINANCIAL CONDITION (CONT'D.)

At September 30, 2005, the remaining borrowings of $76.9 million have an average interest rate of 3.68%.

Stockholders' equity totaled $199.2 million and $203.2 million at September 30, 2005 and March 31, 2005, respectively. The decrease of $4.0 million for the six months ended September 30, 2005, resulted primarily from the repurchase of 560,130 shares of Company common stock for $5.83 million and cash dividends paid of $1.26 million partially offset by net income of $2.50 million, $382,000 in ESOP shares committed to be released, and a decrease in unrealized losses of $144,000, net of tax, on the available for sale securities portfolios.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net income decreased $119,000 or 8.9% to $1.22 million for the three months ended September 30, 2005 compared with $1.34 million for the same 2004 period. The decrease in net income during the 2005 period resulted primarily from an increase in total interest expense and non-interest expenses partially offset by an increase in interest income and decreases in provision for loan losses and income taxes.

Interest income on loans increased by $963,000 or 23.8% to $5.0 million during the three months ended September 30, 2005, when compared with $4.04 million for the same 2004 period. The increase during the 2005 period resulted from an increase of $84.9 million or 27.7% in the average balance of loans outstanding partially offset by a sixteen basis point decrease in the yield earned on the loan portfolio to 5.11% from 5.27%. Interest on mortgage-backed securities increased $20,000 or 0.9% to $2.14 million during the three months ended September 30, 2005, when compared with $2.16 million for the same 2004 period. The increase during the 2005 period resulted from an increase of twenty-one basis points in the yield earned on mortgage-backed securities to 3.98% from 3.77% partially offset by a decrease of $13.9 million or 6.1% in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $298,000 or 23.6% to $1.56 million during the three months ended September 30, 2005, when compared to $1.26 million during the same 2004 period due to a $38.1 million or 22.2% increase in the average balance coupled with a three basis point increase in yield to 2.97% from 2.94%. Interest earned on other interest-earning assets increased by $77,000 or 71.3% to $185,000 during the three months ended September 30, 2005, when compared to $108,000 during the same 2004 period primarily due to an increase of two hundred fifty-seven basis points in yield to 3.87% from 1.30%, partially offset by a $14.1 million or 42.5% decrease in average balance.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (CONT'D.)

Interest expense on deposits increased $1.03 million or 39.0% to $3.67 million during the three months ended September 30, 2005, when compared to $2.64 million during the same 2004 period. Such increase was primarily attributable to an increase of sixty-one basis points in the cost of interest-bearing deposits to 2.58% from 1.97%, along with an increase of $33.3 million or 6.2% in the average balance of interest-bearing deposits. Interest expense on borrowed money increased $499,000 to $704,000 during the three months ended September 30, 2005 when compared with $205,000 during the same 2004 period. In fiscal 2005, the Bank implemented its leveraging strategy and borrowed $75.0 million in aggregate from the FHLB. During the three months ended September 30, 2005, an additional $11.3 million was borrowed from the FHLB to fund loan growth. During the three months ended September 30, 2005, $5.8 million in principal has been repaid on advances.

Net interest income decreased $214,000 or 4.5% during the three months ended September 30, 2005, to $4.51 million when compared to $4.72 million for the same 2004 period. Such decrease was due to an increase in total interest income of $1.3 million which was more than offset by a $1.5 million increase in total interest expense. Average interest-earning assets increased $95.0 million or 12.8% while average interest-bearing liabilities increased $86.7 million or 15.5%. The $8.3 million increase in average net interest-earning assets was mainly attributable to a reduction in non-interest earning cash balances and the reinvestment of the Company's net income into higher yielding loans. Offsetting the increase in net interest-earning assets was a decline in interest rate spread to 1.54% from 2.05% as an increase of sixteen basis points in the yield earned on interest-earning assets was more than offset by a sixty-seven basis point increase in the cost of interest-bearing liabilities.

During the three months ended September 30, 2005 the Bank provided $50,000 as a provision for loan losses as compared to $125,000 during the same 2004 period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2005 and June 30, 2005, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $39,000 and $1,000 respectively, or less than 0.01% of total loans and assets at both period ends. During the three months ended September 30, 2005 and 2004, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.25 million at September 30, 2005, representing 0.31% of total loans and 3,205.13 % of loans delinquent ninety days or more, as compared to $1.2 million, representing 0.31% of total loans and 120,000.00% of loans delinquent ninety days or more at June 30, 2005 and $1.0 million, representing 0.32% of total loans and 414.34% of loans delinquent ninety days or more at September 30, 2004.

Non-interest income decreased $11,000 or 15.0% to $62,000 during the three months ended September 30, 2005 as compared to $73,000 for the same 2004 period.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (CONT'D.)

Non-interest expenses increased by $144,000 to $2.56 million during the three months ended September 30, 2005, when compared with $2.42 million during the same 2004 period. The components of non-interest expenses which experienced the most significant change were salaries and employees benefits and legal fees which increased $78,000 and $89,000, respectively. The 6.0% increase in salaries and employee benefits was due to normal salary increases while the increase in legal expenses was due to an insurance reimbursement of previously incurred legal fees being recorded in the three months ended September 30, 2004. All other elements of non-interest expenses totaled $1.10 million and $1.12 million during the three months ended September 30, 2005 and 2004, respectively.

Income taxes totaled $734,000 and $909,000 during the three months ended September 30, 2005 and 2004, respectively. The decrease during the 2005 period resulted from decreases in pre-tax income and the effective tax rate. The Company's effective income tax rate was 37.5% and 40.4% during the three months ended September 30, 2005 and 2004, respectively. Organized in December 2004, Botany is eligible to be taxed at 3.6% for state purposes as a New Jersey Investment Company as compared to the general 9% state corporate tax rate, and therefore the overall effective income tax rate was reduced in 2005 compared to the same period for 2004. We estimate the existence of Botany reduced income tax expenses by approximately $50,000 during the three months ended September 30, 2005.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net income increased $168,000 or 7.2% to $2.5 million for the six months ended September 30, 2005 compared with $2.3 million for the same 2004 period. The increase in net income during the 2005 period resulted primarily from an increase in total interest income and decreases in provision for loan losses and income taxes, partially offset by increases in interest expense and non-interest expense.

Interest income on loans increased by $2.2 million or 28.9% to $9.7 million during the six months ended September 30, 2005, when compared with $7.5 million for the same 2004 period. The increase during the 2005 period resulted from an increase of $95.2 million or 33.6% in the average balance of loans outstanding partially offset by an eighteen basis point decrease in the yield earned on the loan portfolio to 5.12% from 5.30%. Interest on mortgage-backed securities increased $182,000 or 4.3% to $4.43 million during the six months ended September 30, 2005, when compared with $4.25 million for the same 2004 period. The increase during the 2005 period resulted from an increase of nineteen basis points in the yield earned on mortgage-backed securities to 3.97% from 3.78% partially offset by a decrease of $1.7 million or 0.8% in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $599,000 or 24.7% to $3.0 million during the six months ended September 30, 2005, when compared to $2.4 million during the same 2004 period due to a $41.0 million or 24.9% increase in the average balance partially offset by a one basis point decrease in yield to 2.94% from 2.95%. Interest earned on other interest-earning assets increased by $98,000 or 36.4% to $367,000 during the six months ended September 30, 2005, when compared to $269,000 during the same 2004 period primarily due to an increase of two hundred fifty-seven basis points in yield to 3.52% from 0.95%, largely offset by a $35.6 million or 63.1% decrease in average balance.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (CONT'D.)

Interest expense on deposits increased $1.8 million or 34.9% to $6.9 million during the six months ended September 30, 2005, when compared to $5.1 million during the same 2004 period. Such increase was primarily attributable to an increase of fifty-three basis points in the cost of interest-bearing deposits to 2.45% from 1.92%, along with an increase of $31.4 million or 5.9% in the average balance of interest-bearing deposits. Interest expense on borrowed money increased $1.04 million to $1.35 million during the six months ended September 30, 2005 when compared with $306,000 during the same 2004 period. In fiscal 2005, the Bank implemented its leveraging strategy and borrowed $75.0 million in aggregate from the FHLB. During the six months ended September 30, 2005 an additional $11.3 million was borrowed from the FHLB to fund loan growth and $9.7 million in principal has been repaid on advances.

Net interest income increased $219,000 or 2.4% during the six months ended September 30, 2005, to $9.26 million when compared to $9.04 million for the same 2004 period. Such increase was due to an increase in total interest income of $3.0 million which was partially offset by a $2.8 million increase in total interest expense. Average interest-earning assets increased $98.9 million or 13.5% while average interest-bearing liabilities increased $89.3 million or 16.3%. The $9.6 million increase in average net interest-earning assets was mainly attributable to a reduction in non-interest earning cash balances and the reinvestment of the Company's net income into higher yielding loans. Offsetting the increase in net interest-earning assets was a decline in interest rate spread to 1.64% from 1.98% as an increase of twenty-seven basis points in the yield earned on interest-earning assets was more than offset by a sixty-one basis point increase in the cost of interest-bearing liabilities.

During the six months ended September 30, 2005 the Bank provided $150,000 as a provision for loan losses as compared to $200,000 during the same 2004 period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2005 and March 31, 2005, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $39,000 and $1,000 respectively, or less than 0.01% of total loans and assets at both period ends. During the six months ended September 30, 2005 and 2004, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.25 million at September 30, 2005, representing 0.31% of total loans and 3,205.13 % of loans delinquent ninety days or more, as compared to $1.1 million, representing 0.31% of total loans and 110,000.00% of loans delinquent ninety days or more at March 31, 2005 and $1.0 million, representing 0.32% of total loans and 414.34% of loans delinquent ninety days or more at September 30, 2004.

Non-interest income decreased $11,000 or 7.3% to $140,000 during the six months ended September 30, 2005 as compared to $151,000 for the same 2004 period.

Non-interest expenses increased by $182,000 to $5.25 million during the six months ended September 30, 2005, when compared with $5.06 million during the same 2004 period. The components of non-interest expenses which experienced the most significant change were salaries and employees benefits and miscellaneous expenses, which increased $166,000 and $81,000, respectively, partially offset by legal fees, which decreased $86,000. The 6.3% increase in salaries and employee benefits was due to normal salary increases while the 10.3% increase in miscellaneous expenses is mainly attributable to the

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (CONT'D.)

write-off of previously capitalized costs for potential branch sites which are no longer considered feasible. Legal expense decreased due to the abatement of previous litigation brought against the Bank in connection with the reorganization into the mutual holding company structure. All other elements of non-interest expenses totaled $1.43 million during the six months ended September 30, 2005, as compared to $1.41 million during the same 2004 period.

Income taxes totaled $1.5 million and $1.6 million during the six months ended September 30, 2005 and 2004, respectively. The decrease during the 2005 period resulted primarily from a decrease in the effective tax rate. The Company's effective income tax rate was 37.6% and 40.6% during the six months ended September 30, 2005 and 2004, respectively. Organized in December 2004, Botany is eligible to be taxed at 3.6% for state purposes as a New Jersey Investment Company as compared to the general 9% state corporate tax rate, and therefore the overall effective income tax rate was reduced in 2005 compared to the same period for 2004. We estimate the existence of Botany reduced income tax expenses by approximately $100,000 during the six months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Bank maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $136.9 million or 15.9% of total assets at September 30, 2005 as compared to $158.3 million or 18.8% of total assets at March 31, 2005.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the six months ended September 30, 2005. The primary source of cash was net income. The Company declared its sixth cash dividend during the three months ended September 30, 2005. Such dividend totaled $620,000 and was paid on September 2, 2005. Dividends declared totaled $1.26 million during the six months ended September 30, 2005.

The primary sources of investing activity are lending and the purchases of loans and securities. Net loans amounted to $398.3 million and $354.2 million at September 30 and March 31, 2005, respectively. Securities, including available for sale and held to maturity issues, totaled $423.7 million and $435.9 million at September 30 and March 31, 2005, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and securities.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2005, advances from the FHLB amounted to $76.9 million.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2005, the Bank has outstanding commitments to originate loans, and fund approved lines of credit, aggregating $6.9 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2005, totaled $254.0 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets

The following table sets forth the Bank's capital position at September 30, 2005, as compared to the minimum regulatory capital requirements:

                                                                                                                To Be Well
                                                                                                               Capitalized
                                                                                                               Under Prompt
                                                                               Minimum Capital                  Corrective
                                                    Actual                      Requirements                Actions Provisions
                                         -----------------------------  -----------------------------  ----------------------------
                                             Amount         Ratio           Amount         Ratio          Amount         Ratio
                                         --------------  -------------  --------------  -------------  -------------  -------------
Total Capital
  (to risk-weighted assets)              $     142,185         47.91%    $     23,742          8.00%   $     29,677         10.00%
                                         --------------  -------------  --------------  -------------  -------------  -------------

Tier 1 Capital
  (to risk-weighted assets)                    140,935         47.49%          11,871          4.00%         17,806          6.00%
                                         --------------  -------------  --------------  -------------  -------------  -------------

Core (Tier 1) Capital
  (to adjusted total assets)                   140,935         17.30%          32,580          4.00%         40,725          5.00%
                                         --------------  -------------  --------------  -------------  -------------  -------------

Tangible Capital
  (to adjusted total assets)                   140,481         17.26%          12,211          1.50%              -             -%
                                         --------------  -------------  --------------  -------------  -------------  -------------

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

NET PORTFOLIO VALUE. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of June 30, 2005, the most recent date the Bank's NPV was calculated by the OTS. The Bank expects that its NPV as of September 30, 2005 is consistent with the table below.


                                                                                   NPV as
                                                                            Percent of Portfolio
           Change in                   Net Portfolio Value                     Value of Assets
        Interest Rates     -------------------------------------------  -----------------------------
        In Basis Points                      Dollar         Percent        NPV          Change In
         (Rate Shock)         Amount         Change          Change       Ratio        Basis Points
       ------------------  -------------  ------------- --------------  ------------  ---------------
                                             (Dollars in Thousands)

              300          $    114,939   $    (46,979)        (29)%       15.29%               (456)
                           -------------  ------------- --------------  ------------  ---------------
              200               131,541        (30,377)        (19)        17.00                (284)
                           -------------  ------------- --------------  ------------  ---------------
              100               147,596        (14,321)         (9)        18.56                (129)
                           -------------  ------------- --------------  ------------  ---------------
            Static              161,918              -           -         19.85                   -
                           -------------  ------------- --------------  ------------  ---------------
             -100               168,274          6,356           4         20.31                  46
                           -------------  ------------- --------------  ------------  ---------------
             -200               166,885          3,967           2         19.91                   6
                           -------------  ------------- --------------  ------------  ---------------



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

                  During the three months ended September 30, 2005, management of the Company has continued remediation of the material weaknesses identified in the 10-K Report through the implementation of a variety of changes to the Company's internal control over financial reporting. Specifically, the Company has implemented, or commenced implementation of the following modifications to its internal controls and procedures in the internal control monitoring and policies and procedures:

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 4:
                             CONTROLS AND PROCEDURES
      ---------------------------------------------------------------------





           o We have formalized certification forms that are required from department heads on the adequacy of effectiveness of internal control over financial reporting.

           o We reviewed the need for additional compliance/internal audit personnel and are interviewing perspective candidates for these compliance related functions.

           o      A more comprehensive testing program has been implemented.

           o Nearly all policies and procedures have been updated and/or completed and approved by the Board of Directors. We will continue our efforts until complete.

           o We have commenced training of employees and officers and will continue such training until complete.

Except as indicated herein, there were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended September 30, 2005.

                                                                              TOTAL NUMBER
                                                                                OF SHARES
                                                                                PURCHASED         MAXIMUM
                                                                               AS PART OF    NUMBER OF SHARES
                                                 TOTAL                          PUBLICLY      THAT MAY YET BE
                                               NUMBER OF       AVERAGE          ANNOUNCED     PURCHASED UNDER
                                                SHARES       PRICE PAID         PLANS OR       THE PLANS OR
                   PERIOD                    PURCHASED (1)    PER SHARE         PROGRAMS         PROGRAMS
                   ------                    -------------    ---------         --------         --------

              July 2005
              Beginning date: July 1            70,000         $10.60            190,380          496,556
              Ending date: July 31

              August 2005
              Beginning date: August 1          190,050        $10.52            380,430          306,506
              Ending date: August 31

              September 2005
              Beginning date: September 1       179,700        $10.29            560,130          126,806
              Ending date: September 30

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

         None.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

                                     PART II



ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On July 14, 2005, the annual meeting of stockholders was held. John A. Celentano, Jr. and Thomas A. Miller were elected to serve as directors with terms expiring in 2008. The directors whose terms continued and the years their terms expire are as follows: John H. Peto (2006); Raymond L. Sisco (2006); Joseph C. Smith (2006); Frank J. Hahofer (2007) and John Stokes (2007). The Company's stockholders also approved the 2005 Equity Incentive Plan and ratified the appointment of Beard Miller LLP as the Company's independent public accountants for the year ending March 31, 2006.

The following are the results of the annual meeting:


     ELECTION OF DIRECTORS.

                                                                       FOR                     WITHHELD
                                                               ---------------------     ---------------------
                         Nominees for                                 Number                    Number
                          Three Year
                            Terms:
          ------------------------------------------------      ---------------------     ---------------------
                     John A. Celentano, Jr.                           28,099,574                1,550,615
                        Thomas A. Miller                              28,099,130                1,551,059


     APPROVAL OF 2005 EQUITY INCENTIVE PLAN.

                  FOR                     AGAINST                     ABSTAIN                   NON-VOTE
         -----------------------    ---------------------       ---------------------     ---------------------

               22,739,835                2,967,602                     159,207                  3,783,545


     RATIFICATION OF INDEPENDENT AUDITORS.

                  FOR                     AGAINST                    ABSTAIN
         -----------------------    ---------------------      ---------------------

               29,003,149                 464,026                    183,014


ITEM 5.  Other Information
         -----------------

         None.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

                                     PART II


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

                       *  Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and
                          Exchange Commission on June 29, 2004 (File No. 000-50358).

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   CLIFTON SAVINGS BANCORP, INC.


Date: November 2, 2005             By: /s/ John A. Celentano, Jr.
                                       -----------------------------------------
                                       John A. Celentano, Jr.
                                       Chairman of the Board and Chief Executive
                                        Officer
                                       (Principal Executive Officer)


Date: November 2, 2005             By: /s/ Christine R. Piano
                                       -----------------------------------------
                                       Christine R. Piano
                                       Chief Financial Officer and Treasurer
                                       (Principal Accounting Officer)