Form 10-Q
period 2005-12-31
CLIFTON SAVINGS BANCORP INC
filed 2006-02-08
CIK 1240581

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


For the quarterly period ended               December 31, 2005
                               -------------------------------------------------

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
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X     No
                                                   -------     -------

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes   X     No
                                                   -------     -------

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).     Yes         No    X
                                                   -------     -------

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date February 1, 2006: 30,429,251 shares outstanding.


                                           CLIFTON SAVINGS BANCORP, INC.
                                                 AND SUBSIDIARY

                                                     INDEX


                                                                                                                Page
PART I - FINANCIAL INFORMATION                                                                                 Number
                                                                                                            -------------
      Item 1:        Financial Statements

                     Consolidated Statements of Financial Condition (Unaudited)-
                      at December 31, 2005 and March 31, 2005                                                      1

                     Consolidated Statements of Income (Unaudited)- For the Three And
                        Nine Months Ended December 31, 2005 and 2004                                               2

                     Consolidated Statements of Comprehensive Income (Unaudited) - For the
                        Three And Nine Months Ended December 31, 2005 and 2004                                     3

                     Consolidated Statements of Cash Flows (Unaudited) - For the
                        Nine Months Ended December 31, 2005 and 2004                                             4 - 5

                     Notes to Consolidated Financial Statements                                                  6 - 9

        Item 2:      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                             10 - 17

        Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                 18 - 19

        Item 4:      Controls and Procedures                                                                    20 - 21


PART II - OTHER INFORMATION

         Item 1:     Legal Proceedings                                                                             22

         Item 1A:    Risk Factors                                                                                  22

         Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds                                   22

         Item 3:     Defaults Upon Senior Securities                                                               22

         Item 4:     Submission of Matters to a Vote of Security Holders                                           23

         Item 5:     Other Information                                                                             23

         Item 6:     Exhibits                                                                                      24


SIGNATURES                                                                                                         25

                                           CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           ----------------------------------------------
                                                             (Unaudited)
                                                             -----------

                                                                                          December 31,           March 31,
ASSETS                                                                                        2005                 2005
                                                                                       ------------------   ------------------
Cash and due from banks                                                                $       6,931,908    $       7,777,760
Interest-bearing deposits in other banks                                                      10,597,622           13,472,798
Federal funds sold                                                                             1,100,000            9,870,000
                                                                                       ------------------   ------------------
         Total cash and cash equivalents                                                      18,629,530           31,120,558
Securities available for sale:
      Investment                                                                              54,411,000           59,015,350
      Mortgage-backed                                                                         57,669,105           68,201,115
Securities held to maturity:
      Investment, estimated fair value of $152,343,000
        and $135,617,000, respectively                                                       154,984,461          137,978,660
      Mortgage-backed, estimated fair value of $130,442,000
        and $169,069,000, respectively                                                       132,577,990          170,659,368
Loans receivable, net                                                                        399,673,038          354,161,611
Premises and equipment                                                                         8,966,400            9,221,719
Federal Home Loan Bank of New York stock                                                       3,818,900            4,370,800
Interest receivable                                                                            3,689,837            4,461,484
Other assets                                                                                   3,006,432            2,686,246
                                                                                       ------------------   ------------------
         Total assets                                                                  $     837,426,693    $     841,876,911
                                                                                       ==================   ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Deposits                                                                         $     573,650,160    $     556,452,668
      Borrowed funds                                                                          58,734,196           75,262,830
      Advance payments by borrowers for taxes and insurance                                    3,519,829            3,359,354
      Other liabilities and accrued expenses                                                   2,622,737            3,628,848
                                                                                       ------------------   ------------------
         Total liabilities                                                                   638,526,922          638,703,700
                                                                                       ------------------   ------------------
Stockholders' equity:
      Preferred stock (par value $.01), authorized 1,000,000
        shares; issued and outstanding - none                                                          -                    -
      Common stock (par value $.01), authorized 75,000,000
        shares; 30,530,470 shares issued, 30,429,251 shares outstanding at December 31, 2005; 30,530,470 shares outstanding at
        March 31, 2005                                                                           305,305              305,305
      Additional paid-in capital                                                             133,853,475          133,928,604
      Deferred compensation obligation under Rabbi Trust                                          96,870                    -
      Retained earnings - substantially restricted                                            81,024,713           80,101,378
      Treasury stock, at cost; 101,219 shares at December 31, 2005
       and -0- shares at March 31, 2005                                                       (1,048,287)                   -
      Common stock acquired by Employee Stock Ownership Plan ("ESOP")                         (9,525,505)         (10,075,054)
      Unearned common stock held by the Equity Incentive Plan                                 (4,685,167)
      Accumulated other comprehensive income                                                  (1,067,262)          (1,087,022)
      Stock held by Rabbi Trust                                                                  (54,371)                   -
                                                                                       ------------------   ------------------
         Total stockholders' equity                                                          198,899,771          203,173,211
                                                                                       ------------------   ------------------

         Total liabilities and stockholders' equity                                    $     837,426,693    $     841,876,911
                                                                                       ==================   ==================

See notes to consolidated financial statements.
                                                      - 1 -


                                           CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                     -----------------------------------------------------------
                                                             (Unaudited)


                                                              Three Months Ended                   Nine Months Ended
                                                                 December 31,                         December 31,
                                                       ----------------------------------  -----------------------------------
Interest income:                                             2005             2004              2005               2004
                                                       ----------------- ----------------  ----------------  -----------------
      Loans                                                   5,053,918  $     4,347,772   $    14,737,706   $     11,861,983
      Mortgage-backed securities                              1,958,419        2,485,729         6,391,572          6,736,281
      Investments securities                                  1,633,295        1,234,273         4,661,232          3,663,065
      Other interest-earning assets                             158,601          222,604           525,897            492,258
                                                       ----------------- ----------------  ----------------  -----------------
              Total interest income                           8,804,233        8,290,378        26,316,407         22,753,587
                                                       ----------------- ----------------  ----------------  -----------------
Interest expense:
      Deposits                                                4,013,310        2,814,873        10,914,697          7,928,472
      Advances                                                  610,171          644,459         1,958,920            951,136
                                                       ----------------- ----------------  ----------------  -----------------
              Total interest expense                          4,623,481        3,459,332        12,873,617          8,879,608
                                                       ----------------- ----------------  ----------------  -----------------

Net interest income                                           4,180,752        4,831,046        13,442,790         13,873,979
Provision for loan losses                                        10,000           35,000           160,000            235,000
Net interest income after provision
                                                       ----------------- ----------------  ----------------  -----------------
      for loan losses                                         4,170,752        4,796,046        13,282,790         13,638,979
                                                       ----------------- ----------------  ----------------  -----------------
Non-interest income:
      Fees and service charges                                   51,975           60,252           173,394            185,619
      Loss on sale of mortgage-backed securities
         held to maturity                                             -          (26,322)                -            (26,322)
      Miscellaneous                                               8,424          105,225            27,392            131,494
                                                       ----------------- ----------------  ----------------  -----------------
              Total non-interest income                          60,399          139,155           200,786            290,791
                                                       ----------------- ----------------  ----------------  -----------------

Non-interest expenses:
      Salaries and employee benefits                          2,244,194        1,382,847         5,031,278          4,003,841
      Net occupancy expense of premises                         245,777          238,940           721,811            680,580
      Equipment                                                 245,077          226,561           724,067            670,612
      Directors' compensation                                   532,467          140,491           792,338            417,027
      Legal                                                      53,946           73,603           213,438            318,967
      Advertising                                               104,228          106,015           281,029            309,184
      Federal insurance premium                                  18,935           19,221            57,016             62,317
      Miscellaneous                                             400,855          358,532         1,270,867          1,147,998
                                                       ----------------- ----------------  ----------------  -----------------
              Total non-interest expenses                     3,845,479        2,546,210         9,091,844          7,610,526
                                                       ----------------- ----------------  ----------------  -----------------

Income before income taxes                                      385,672        2,388,991         4,391,732          6,319,244
Income taxes                                                    101,234          970,000         1,606,234          2,567,000
                                                       ----------------- ----------------  ----------------  -----------------
Net income                                             $        284,438  $     1,418,991   $     2,785,498   $      3,752,244
                                                       ================= ================  ================  =================

Basic earnings per share                               $           0.01  $          0.05   $          0.10   $           0.13
                                                       ================= ================  ================  =================
Diluted earnings per share                             $           0.01  $          0.05   $          0.10   $           0.13
                                                       ================= ================  ================  =================

Dividends per common share                             $           0.05  $          0.03   $          0.15   $           0.09
                                                       ================= ================  ================  =================

Weighted average number of common shares and
 common stock equivalents outstanding:
      Basic                                                  28,931,543       29,495,487        29,218,811         29,477,168
                                                       ================= ================  ================  =================
      Diluted                                                28,935,877       29,495,487        29,220,734         29,477,168
                                                       ================= ================  ================  =================


See notes to consolidated financial statements.


                                           CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           -----------------------------------------------
                                                             (Unaudited)






                                                              Three Months Ended                   Nine Months Ended
                                                                 December 31,                         December 31,
                                                       ----------------------------------  -----------------------------------
                                                             2005             2004              2005               2004
                                                       ----------------- ----------------  ----------------  -----------------
Net income                                             $        284,438  $     1,418,991   $     2,785,498   $      3,752,244
                                                       ----------------- ----------------  ----------------  -----------------

Other comprehensive (loss) income, net of income taxes:
      Gross unrealized holding (loss) gain on
        securities available for sale                          (206,176)        (387,428)           32,901           (451,326)
      Deferred income tax                                        82,347          154,739           (13,141)           180,260

                                                       ----------------- ----------------  ----------------  -----------------
Other comprehensive (loss) income                              (123,829)        (232,689)           19,760           (271,066)
                                                       ----------------- ----------------  ----------------  -----------------

Comprehensive income                                   $        160,609  $     1,186,302   $     2,805,258   $      3,481,178
                                                       ================= ================  ================  =================











See notes to consolidated financial statements.



                                           CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                -------------------------------------
                                                             (Unaudited)


                                                                                                   Nine Months Ended December 31,
                                                                                              --------------------------------------
                                                                                                    2005                 2004
                                                                                              ------------------   -----------------
Cash flows from operating activities:
     Net income                                                                               $       2,785,498    $     3,752,244
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of premises and equipment                                        514,663            467,614
         Net amortization of deferred fees, premiums and discounts                                      512,738           (151,185)
         Provision for loan losses                                                                      160,000            235,000
         Loss on sale of mortgage-backed securities held to maturity                                          -             26,322
         Gain on sale of premises and equipment, net                                                          -            (92,834)
         Loss on disposal of premises and equipment                                                       7,527                  -
         Decrease (increase) in interest receivable                                                     771,647           (339,542)
         Deferred income taxes                                                                         (127,454)           (89,737)
         (Increase) in other assets                                                                    (205,873)          (265,443)
         (Decrease) increase in accrued interest payable                                                (31,700)           210,301
         (Decrease) increase in other liabilities                                                      (902,754)            26,825
         ESOP shares committed to be released                                                           569,723            656,159
         Stock incentive plan expense                                                                 1,295,894                  -
         Increase in deferred compensation obligation under Rabbi Trust                                  25,213                  -
                                                                                              ------------------   ----------------
            Net cash provided by operating activities                                                 5,375,122          4,435,724
                                                                                              ------------------   ----------------
Cash flows from investing activities:
     Proceeds of sale of mortgage-backed securities held to maturity                                          -          2,357,517
     Proceeds of calls, maturities and repayments of:
         Investment securities available for sale                                                     5,000,000                  -
         Mortgage-backed securities available for sale                                               10,162,236          3,707,790
         Investment securities held to maturity                                                       8,000,000         50,000,000
         Mortgage-backed securities held to maturity                                                 37,599,752         52,313,049
     Proceeds from sale of premises and equipment                                                             -            209,625
     Redemption of Federal Home Loan Bank of New York stock                                           2,071,900                  -
     Purchases of:
         Investment securities available for sale                                                             -        (54,985,000)
         Mortgage-backed securities available for sale                                                        -        (74,819,627)
         Investment securities held to maturity                                                     (25,000,000)       (69,978,125)
         Mortgage-backed securities held to maturity                                                          -        (32,486,996)
         Loans receivable                                                                            (5,036,751)       (32,735,547)
         Premises and equipment                                                                        (266,871)          (804,750)
         Federal Home Loan Bank of New York stock                                                    (1,520,000)          (731,400)
     Net change in loans receivable                                                                 (40,664,564)       (52,217,735)
                                                                                              ------------------   ----------------
            Net cash (used in) investing activities                                                  (9,654,298)      (210,171,199)
                                                                                              ------------------   ----------------


See notes to consolidated financial statements.
                                                               - 4 -



                                           CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                           ----------------------------------------------
                                                             (Unaudited)






                                                                                        Nine Months Ended December 31,
                                                                                ---------------------------------------------
                                                                                      2005                        2004
                                                                                ------------------        -------------------
Cash flows from financing activities:
     Net increase in deposits                                                          17,197,492                 14,860,313
     Net (decrease) in short-term borrowed funds                                       (5,000,000)                         -
     Proceeds from long-term borrowed funds                                                     -                 75,000,000
     Principal payments on long-term borrowed funds                                   (11,528,634)                (3,911,106)
     Net increase in payments by borrowers for taxes and insurance                        160,475                    241,617
     Dividends paid                                                                    (1,862,163)                (1,137,566)
     Purchase of treasury stock                                                        (7,179,022)                         -
                                                                                ------------------        -------------------
            Net cash (used in) provided by financing activities                        (8,211,852)                85,053,258
                                                                                ------------------        -------------------

Net (decrease) in cash and cash equivalents                                           (12,491,028)              (120,682,217)
Cash and cash equivalents - beginning                                                  31,120,558                144,657,032
                                                                                ------------------        -------------------
Cash and cash equivalents - ending                                              $      18,629,530         $       23,974,815
                                                                                ==================        ===================
Supplemental information:
     Cash paid during the period for:
         Interest                                                               $      12,905,317         $        8,669,307
                                                                                ==================        ===================
         Income taxes                                                           $       3,133,133         $        2,891,469
                                                                                ==================        ===================






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

2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended December 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2005, which are included in the Company's Annual Report on Form 10-K as filed with Securities and Exchange Commission on June 14, 2005.

3.   EARNINGS PER SHARE (EPS)
-----------------------------

Basic EPS is based on the weighted average number of common shares actually outstanding adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released, and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable ( such as stock awards and options) or which could be converted into common stock, if dilutive, using the treasury stock method. ESOP shares considered to be outstanding for net income per share calculations include those previously allocated to participants and shares committed to be released for allocation to participants. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

4. DIVIDEND WAIVER
------------------

During the three months ended December 31, 2005 and 2004, and the nine months ended December 31, 2005 and 2004, respectively, Clifton MHC ("MHC"), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Office of Thrift Supervision ("OTS"), to receive cash dividends of $840,000 and $504,000, and $2,519,000 and $1,511,000
respectively, on the shares of Company common stock it owns.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


5. STOCK REPURCHASE PLAN
------------------------

On March 10, 2005, the Company's Board of Directors authorized the repurchase of up to 686,936 shares of the Company's outstanding stock, representing 5% of the outstanding shares owned by entities other than MHC. During the three and nine months ended December 31, 2005, 126,806 and 686,936 shares were repurchased under the plan at a total cost of $1,311,000, or $10.34 per share and $7,138,000, or $10.39 per share, respectively. No shares had been repurchased prior to March 31, 2005. In December 2005, 3,989 shares were purchased at a total cost of $41,000 or $10.22 per share, representing the withholding of shares subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan for payment of taxes due upon the vesting of restricted stock awards.

6. INCOME TAXES
---------------

Botany commenced operations in January 2005. Under New Jersey tax law, Botany is subject to a 3.6% state income tax rate as compared to the 9.0% rate to which the Company and Bank are subject. The presence of Botany during the three and nine months ended December 31, 2005, resulted in an income tax savings of approximately $52,000 and $152,000 respectively.


7. RETIREMENT PLANS-COMPONENTS OF NET PERIODIC PENSION COST
-----------------------------------------------------------

Periodic pension expense was as follows:

                                                                      Three Months                  Nine Months
                                                                   Ended December 31,             Ended December 31,
                                                             -----------------------------  -----------------------------
                                                                 2005            2004           2005            2004
                                                             -------------   -------------  --------------  -------------
                                                                    (In Thousands)                 (In Thousands)
          Service cost                                       $          4    $         12   $          12   $         36
          Interest cost                                                28              34              84            102
          Amortization of past service cost                            22              22              66             66
          Amortization of unrecognized net (gain) loss                 (3)              2              (9)             6
                                                             -------------   -------------  --------------  -------------

          Net periodic benefit cost                          $         51    $         70   $         153   $        210
                                                             =============   =============  ==============  =============


8. OTHER STOCK-BASED COMPENSATION
---------------------------------

At the annual meeting held on July 14, 2005, stockholders of the Company approved the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. Under the plan, 1,495,993 shares of common stock were made available as stock options and 598,397 shares of common stock as restricted stock awards. On August 31, 2005, 1,483,510 options were awarded. On December 7, 2005, 585,231 shares of restricted stock were awarded.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


8. OTHER STOCK-BASED COMPENSATION(CONT'D.)
------------------------------------------

The restricted shares awarded on December 7, 2005, had a grant date fair value of $10.22 per share. 20% of the shares awarded were immediately vested, with an additional 20% becoming vested annually thereafter. During the three and nine months ended December 31, 2005, $1,296,000 in expense was recognized in regard to these awards. The shares awarded are considered outstanding for both basic and diluted earnings per share calculations. Shares of common stock issuable pursuant to outstanding options under the 2005 Equity Incentive Plan will be considered outstanding for purposes of calculated earnings per share on a diluted basis using the treasury stock method.

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

                                                                 Three Months                   Nine Months
                                                               Ended December 31,            Ended December 31,
                                                         ----------------------------- -------------------------------
                                                             2005            2004          2005             2004
                                                         -------------   ------------- --------------   --------------
                                                                   (Dollars In Thousands Except Share Data)

      Net income as reported                             $        284    $      1,419  $       2,785    $       3,752
      Add: Expense recognized for the Equity
        Incentive Plan, net of related tax effect               1,296               -          1,296                -
      Deduct: Equity Incentive Plan expense
        determined under fair value based method               (1,619)              -         (2,347)               -
                                                         -------------   ------------- --------------   --------------
      Pro forma net (loss) income                        $        (39)   $      1,419  $       1,734    $       3,752
                                                         =============   ============= ==============   ==============

      Basic/diluted earnings per share as reported       $       0.01    $       0.05  $        0.10    $        0.13
                                                         =============   ============= ==============   ==============

      Pro forma basic/diluted earnings per share         $       0.00    $       0.05  $        0.06    $        0.13
                                                         =============   ============= ==============   ==============

The fair value of options granted and pro forma effects are computed using the Black-Scholes option- pricing model, using weighted average assumptions as of the grant date. As of August 31, 2005, the risk free interest rate, expected option life, expected stock price volatility, dividend yield and weighted average fair value of options granted were 4.11%, 6.0 years, 21.56%, 1.95% and $2.38, respectively.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



9. RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------

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

Under SFAS No. 123 (revised), the Company will be required to record compensation expense for all new awards granted and any awards modified after March 31, 2006. In addition, the transition rules under SFAS No. 123 (revised) will require that, for all awards outstanding at March 31, 2006, for which the requisite service has not yet been rendered, compensation cost be recorded as such service is rendered after March 31, 2006. Based upon management's analysis, we currently project that the Company will record expenses related to currently outstanding stock option grants totaling approximately $672,000, $491,000, $241,000 and $65,000 for the years ending March 31, 2007, 2008, 2009 and 2010 respectively.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 47.7% and 47.7%, respectively, of total assets at December 31, 2005, as compared to 51.8% and 42.1%, respectively, at March 31, 2005. Cash and cash equivalents declined to 2.2% of total assets at December 31, 2005 from 3.7% at March 31, 2005. The largest change in interest-earning assets between March 31, 2005 and December 31, 2005 was a $45.5 million or 12.9% increase in loans receivable due to the redeployment of funds received from security repayments and the decrease in cash and cash equivalents into higher yielding loans. The increase in loans was also funded by increased deposits.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). The largest change in interest-bearing liabilities between March 31, 2005 and December 31, 2005 was a $17.2 million or 3.1% increase in deposits. The Bank continues to offer competitive rates and, as a result, is able to attract new deposits while retaining existing customers. The increase in deposits was utilized to reduce FHLB borrowings by $16.5 million or 22.0%.

Net interest income decreased $431,000 or 3.1%, during the nine months ended December 31, 2005, when compared with the same 2004 period. Such decrease was due to an increase in total interest expense of $4.0 million which was partially offset by a $3.6 million increase in total interest income. Average interest-earning assets increased $69.4 million or 9.2%, while average interest-bearing liabilities increased $62.9 million or 11.0%. The $6.5 million increase in average net interest-earning assets was mainly attributable to a reduction in non-interest earning cash balances and the reinvestment of the Company's net income. Offsetting the increase in net interest-earning assets was a decline in interest rate spread to 1.55% from 1.95% as an increase of twenty-four basis points in the yield earned on interest-earning assets was more than offset by a sixty-four basis point increase in the cost of interest-bearing liabilities.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

Results of operations also depend, to a lesser extent, on non-interest income generated, provision for loan losses recorded and non-interest expense. During the nine months ended December 31, 2005, non-interest income decreased $90,000 or 30.9%, provision for loan losses decreased $75,000 or 31.9% and non-interest expense increased $1.5 million or 19.5%. The increase in non-interest expense was mainly attributable to the granting of stock awards to employees and directors in December 2005, pursuant to the Company's 2005 Equity Incentive Plan and the immediate vesting of 20% of the stock awards.

CHANGES IN FINANCIAL CONDITION

The Company's assets at December 31, 2005, totaled $837.4 million, which represents a decrease of $4.5 million or 0.5% as compared with $841.9 million at March 31, 2005.

Cash and cash equivalents at December 31, 2005, totaled $18.6 million, which represents a decrease of $12.5 million or 40.2% as compared with $31.1 million at March 31, 2005. These funds were reinvested into higher yielding loans.

Securities available for sale at December 31, 2005 decreased $15.1 million or 11.9% to $112.1 million when compared with $127.2 million at March 31, 2005. The decrease during the nine months ended December 31, 2005, resulted primarily from maturities and repayments totaling $15.2 million partially offset by a decrease in unrealized losses of $33,000 on the portfolios.

Securities held to maturity at December 31, 2005 decreased $21.0 million or 0.7% to $287.6 million when compared with $308.6 million at March 31, 2005. The decrease during the nine months ended December 31, 2005, resulted primarily from repayments totaling $45.6 million partially offset by purchases of $25.0 million. These funds were reinvested in higher yielding loans.

Net loans at December 31, 2005, increased $45.5 million or 12.8 % to $399.7 million when compared with $354.2 million at March 31, 2005. The increase during the nine months ended December 31, 2005, resulted primarily from continued strong origination volume and the purchase of $5.0 million in one-to- four family residential real estate loan loans which outpaced repayments. The increase in loans receivable was funded by the redeployment of cash from security repayments, as well as a reduction in cash and cash equivalents, and by increased deposits.

Deposits at December 31, 2005, increased $17.2 million or 3.1% to $573.7 million when compared with $556.5 million at March 31, 2005, which resulted primarily from offering competitive special rates on select term certificates of deposit. Borrowings decreased $16.53 million or 22.0% to $58.73 million at December 31, 2005, as compared with $75.26 million at March 31, 2005. $11.53 million in long-term borrowings were repaid during the period in accordance with their original terms, while an additional $5.0 million in short-term borrowings were repaid.

At December 31, 2005, the remaining borrowings of $58.7 million have an average interest rate of 3.75%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

CHANGES IN FINANCIAL CONDITION (CONT'D.)

Stockholders' equity totaled $198.9 million and $203.2 million at December 31, 2005 and March 31, 2005, respectively. The decrease of $4.3 million, or 2.1%, for the nine months ended December 31, 2005, resulted primarily from the repurchase of 690,925 shares of Company common stock for $7.179 million and cash dividends paid of $1.862 million partially offset by net income of $2.785 million, $570,000 in ESOP shares committed to be released, $1.296 million for the vesting of stock in the Equity Incentive Plan, and a net decrease in unrealized losses of $20,000 on the available for sale securities portfolios.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

Net income decreased $1.135 million or 80.0% to $284,000 for the three months ended December 31, 2005 compared with $1.419 million for the same 2004 period. The decrease in net income during the 2005 period resulted primarily from an increase in total interest expense and non-interest expenses partially offset by an increase in interest income and decreases in provision for loan losses and income taxes.

Interest income on loans increased by $706,000 or 16.2% to $5.05 million during the three months ended December 31, 2005, when compared with $4.35 million for the same 2004 period. The increase during the 2005 period resulted from an increase of $67.9 million or 20.5% in the average balance of loans outstanding partially offset by a nineteen basis point decrease in the yield earned on the loan portfolio to 5.06% from 5.25%. Interest on mortgage-backed securities decreased $528,000 or 21.2% to $1.96 million during the three months ended December 31, 2005, when compared with $2.49 million for the same 2004 period. The decrease during the 2005 period resulted from a decrease of $55.3 million or 21.8% in the average balance of mortgage-backed securities outstanding which was sufficient to offset an increase of three basis points in the yield earned on mortgage-backed securities to 3.96% from 3.93%. Interest earned on investment securities increased by $399,000 or 32.3% to $1.63 million during the three months ended December 31, 2005, when compared to $1.23 million during the same 2004 period, due to a $37.9 million or 21.8% increase in the average balance coupled with a twenty-four basis point increase in yield to 3.08% from 2.84%. Interest earned on other interest-earning assets decreased by $64,000 or 28.7% to $159,000 during the three months ended December 31, 2005, when compared to $223,000 during the same 2004 period primarily due to a $30.4 million or 67.0% decrease in average balance partially offset by an increase of two hundred twenty-eight basis points in yield to 4.23% from 1.95%.

Interest expense on deposits increased $1.2 million or 42.9% to $4.0 million during the three months ended December 31, 2005, when compared to $2.8 million during the same 2004 period. Such increase was primarily attributable to an increase of seventy-five basis points in the cost of interest-bearing deposits to 2.81% from 2.06%, along with an increase of $24.7 million or 4.5% in the average balance of interest-bearing deposits. Interest expense on borrowed money decreased $34,000 to $610,000 during the three months ended December 31, 2005 when compared with $644,000 during the same 2004 period. In fiscal 2005, the Bank implemented its leveraging strategy and borrowed $75.0 million in aggregate from the FHLB. In addition, $11.3 was borrowed in the previous period to fund loan growth. During the three months ended December 31, 2005, $6.8 million in principal has been repaid on the borrowing related to leveraging strategy, while the $11.3 in short-term borrowings was also repaid.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (CONT'D.)

Net interest income decreased $650,000 or 13.5% during the three months ended December 31, 2005, to $4.18 million when compared to $4.83 million for the same 2004 period. Such decrease was due to a $1.164 million increase in total interest expense which more than offset an increase in total interest income of $514,000. Average interest-earning assets increased $20.1 million or 2.5% while average interest-bearing liabilities increased $20.4 million or 3.3%. The $292,000 decrease in average net interest-earning assets was mainly attributable to an increase in interest-bearing liabilities partially offset be a reduction in non-interest earning cash balances and the reinvestment of the Company's net income into higher yielding loans and securities. Adding to the decrease in net interest-earning assets was a decline in interest rate spread to 1.37% from 1.88% due to a sixty-six basis point increase in the cost of interest-bearing liabilities which was sufficient to offset an increase of fifteen basis points in the yield earned on interest-earning assets.

During the three months ended December 31, 2005, the Bank provided $10,000 as a provision for loan losses as compared to $35,000 during the same 2004 period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At December 31, 2005 and September 30, 2005, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $41,000 and $39,000 respectively, remaining at or under 0.01% of total loans and assets at both period ends. During the three months ended December 31, 2005 and 2004, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.26 million at December 31, 2005, representing 0.31% of total loans and 3,073.17 % of loans delinquent ninety days or more, as compared to $1.25 million, representing 0.31% of total loans and 3,205.13% of loans delinquent ninety days or more at September 30, 2005 and $1.075 million, representing 0.32% of total loans and 15,357.14 % of loans delinquent ninety days or more at December 31, 2004.

Non-interest income decreased $79,000 or 56.8% to $60,000 during the three months ended December 31, 2005 as compared to $139,000 for the same 2004 period, as the 2004 period included a $93,000 gain on a parcel of land which was sold since it was determined to no longer be part of the Bank's expansion plans.

Non-interest expenses increased by $1.3 million to $3.85 million during the three months ended December 31, 2005, when compared with $2.55 million during the same 2004 period. The components of non-interest expenses which experienced the most significant change were salaries and employees benefits and directors' compensation which increased $861,000 and $392,000, respectively. The 62.3% increase in salaries and employee benefits was mainly due to the vesting of restricted stock granted to management, and to a lesser extent from normal salary increases while the 279.0% increase in director's compensation was also largely attributable to the vesting of restricted stock granted to non-employee Directors of the Company. All other elements of non-interest expenses totaled $1.07 million and $1.02 million during the three months ended December 31, 2005 and 2004, respectively.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (CONT'D.)

Income taxes totaled $101,000 and $970,000 during the three months ended December 31, 2005 and 2004, respectively. The decrease during the 2005 period resulted from decreases in pre-tax income and the effective tax rate. The Company's effective income tax rate was 26.2% and 40.6% during the three months ended December 31, 2005 and 2004, respectively. Organized in December 2004, Botany is eligible to be taxed at 3.6% for state purposes as a New Jersey Investment Company as compared to the general 9% state corporate tax rate, and therefore, the overall effective income tax rate was reduced in 2005 compared to the same period for 2004. We estimate the existence of Botany reduced income tax expenses by approximately $52,000 and the effective income tax rate by approximately 13.4% during the three months ended December 31, 2005.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

Net income decreased $967,000 or 25.8% to $2.785 million for the nine months ended December 31, 2005 compared with $3.752 million for the same 2004 period. The decrease in net income during the 2005 period resulted primarily from increases in interest expense and non-interest expense partially offset by an increase in total interest income and decreases in provision for loan losses and income taxes.

Interest income on loans increased by $2.8 million or 23.5% to $14.7 million during the nine months ended December 31, 2005, when compared with $11.9 million for the same 2004 period. The increase during the 2005 period resulted from an increase of $86.0 million or 28.8% in the average balance of loans outstanding partially offset by an eighteen basis point decrease in the yield earned on the loan portfolio to 5.11% from 5.29%. Interest on mortgage-backed securities decreased $345,000 or 5.1% to $6.39 million during the nine months ended December 31, 2005, when compared with $6.74 million for the same 2004 period. The decrease during the 2005 period resulted from a decrease of $21.3 million or 9.0% in the average balance of mortgage-backed securities outstanding partially offset by an increase of sixteen basis points in the yield earned on mortgage-backed securities to 3.96% from 3.80%.Interest earned on investment securities increased by $998,000 or 27.2% to $4.7 million during the nine months ended December 31, 2005, when compared to $3.7 million during the same 2004 period due to a $38.2 million or 22.6% increase in the average balance coupled with an eleven basis point increase in yield to 3.00% from 2.89%. Interest earned on other interest-earning assets increased by $34,000 or 6.9% to $526,000 during the nine months ended December 31, 2005, when compared to $492,000 during the same 2004 period primarily due to an increase of two hundred forty-seven basis points in yield to 3.73% from 1.26%, largely offset by a $33.5 million or 64.0% decrease in average balance.

Interest expense on deposits increased $3.0 million or 38.0% to $10.9 million during the nine months ended December 31, 2005, when compared to $7.9 million during the same 2004 period. Such increase was primarily attributable to an increase of sixty basis points in the cost of interest-bearing deposits to 2.57% from 1.97%, along with an increase of $28.6 million or 5.3% in the average balance of interest-bearing deposits. Interest expense on borrowed money increased $1.01 million to $1.96 million during the nine months ended December 31, 2005 when compared with $951,000 during the same 2004 period. Such increase was due to a $34.3 million or 92.2% increase in average borrowings along with a 24 basis point increase in average cost to 3.65% from 3.41%. In fiscal 2005, the Bank implemented its leveraging strategy and borrowed $75.0 million in aggregate from the FHLB. During the nine months ended December 31, 2005 an additional $11.3 million was borrowed from the FHLB to fund loan growth and $22.8 million in principal has been repaid on advances.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (CONT'D.)

Net interest income decreased $431,000 or 3.1% during the nine months ended December 31, 2005, to $13.44 million when compared to $13.87 million for the same 2004 period. Such decrease was due to an increase in total interest expense of $4.0 million which was partially offset by a $3.6 million increase in total interest income. Average interest-earning assets increased $69.4 million or 9.2% while average interest-bearing liabilities increased $62.9 million or 11.0%. The $6.5 million increase in average net interest-earning assets was mainly attributable to a reduction in non-interest earning cash balances and the reinvestment of the Company's net income into higher yielding loans. Offsetting the increase in net interest-earning assets was a decline in interest rate spread to 1.55% from 1.95% as an increase of twenty-four basis points in the yield earned on interest-earning assets was more than offset by a sixty-four basis point increase in the cost of interest-bearing liabilities.

During the nine months ended December 31, 2005 the Bank provided $160,000 as a provision for loan losses as compared to $235,000 during the same 2004 period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At December 31, 2005 and March 31, 2005, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $41,000 and $1,000 respectively, remaining at or under 0.01% of total loans and assets at both period ends. During the nine months ended December 31, 2005 and 2004, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.26 million at December 31, 2005, representing 0.31% of total loans and 3,073.17 % of loans delinquent ninety days or more, as compared to $1.1 million, representing 0.31% of total loans and 110,000.00% of loans delinquent ninety days or more at March 31, 2005 and $1.075 million, representing 0.32% of total loans and 15,357.14% of loans delinquent ninety days or more at December 31, 2004.

Non-interest income decreased $90,000 or 30.9% to $201,000 during the nine months ended December 31, 2005 as compared to $291,000 for the same 2004 period, as the 2004 period included a $93,000 gain on a parcel of land which was sold since it was determined to no longer be part of the Bank's expansion plans.

Non-interest expenses increased by $1.48 million to $9.09 million during the nine months ended December 31, 2005, when compared with $7.61 million during the same 2004 period. The components of non-interest expenses which experienced the most significant change were salaries and employee benefits and directors' compensation which increased $1.03 million and $375,000, respectively. The 25.7% increase in salaries and employee benefits was mainly due to the vesting of restricted stock granted to management, and to a lesser extent from normal salary increases, while the 90.0% increase in director's compensation was also largely attributable to the aforementioned vesting of stock awards. All other elements of non-interest expenses totaled $3.27 million and $3.19 million during the nine months ended December 31, 2005 and 2004, respectively.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (CONT'D.)

Income taxes totaled $1.6 million and $2.6 million during the nine months ended December 31, 2005 and 2004, respectively. The decrease during the 2005 period resulted primarily from a decrease in pre-tax income and the effective tax rate. The Company's effective income tax rate was 36.6% and 40.6% during the nine months ended December 31, 2005 and 2004, respectively. We estimate the existence of the Bank's wholly-owned subsidiary, Botany, a New Jersey Investment Company, reduced income tax expenses by approximately $152,000 and the effective income tax rate by approximately 3.4% during the nine months ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Bank maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $130.7 million or 15.6% of total assets at December 31, 2005 as compared to $158.3 million or 18.8% of total assets at March 31, 2005.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the nine months ended December 31, 2005. The primary source of cash was net income. The Company declared its seventh cash dividend during the three months ended December 31, 2005. Such dividend totaled $602,000 and was paid on November 30, 2005. Dividends declared totaled $1.862 million during the nine months ended December 31, 2005.

The primary sources of investing activity are lending and the purchases of loans and securities. Net loans amounted to $399.7 million and $354.2 million at December 31 and March 31, 2005, respectively. Securities, including available for sale and held to maturity issues, totaled $399.6 million and $435.9 million at December 31 and March 31, 2005, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and securities.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At December 31, 2005, advances from the FHLB amounted to $58.7 million.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2005, the Bank has outstanding commitments to originate loans, and fund approved lines of credit, aggregating $9.8 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2005, totaled $259.0 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets

The following table sets forth the Bank's capital position at December 31, 2005, as compared to the minimum regulatory capital requirements:

                                                                                                                To Be Well
                                                                                                               Capitalized
                                                                                                               Under Prompt
                                                                               Minimum Capital                  Corrective
                                                    Actual                      Requirements                Actions Provisions
                                         -----------------------------  -----------------------------  ----------------------------
                                             Amount         Ratio           Amount         Ratio          Amount         Ratio
                                         --------------  -------------  --------------  -------------  -------------  -------------
Total Capital
  (to risk-weighted assets)              $     138,010         46.76%   $      23,610          8.00%   $     29,513         10.00%
                                         --------------  -------------  --------------  -------------  -------------  -------------

Tier 1 Capital
  (to risk-weighted assets)                    136,750         46.33%          11,805          4.00%         17,708          6.00%
                                         --------------  -------------  --------------  -------------  -------------  -------------

Core (Tier 1) Capital
  (to adjusted total assets)                   136,750         17.21%          31,792          4.00%         39,740          5.00%
                                         --------------  -------------  --------------  -------------  -------------  -------------

Tangible Capital
  (to adjusted total assets)                   136,296         17.16%          11,915          1.50%              -           -  %
                                         --------------  -------------  --------------  -------------  -------------  -------------

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

NET PORTFOLIO VALUE. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of September 30, 2005, the most recent date the Bank's NPV was calculated by the OTS. The Bank expects that its NPV as of December 31, 2005 is consistent with the table below.

                                                                                     NPV as
                                                                               Percent of Portfolio
          Change in                     Net Portfolio Value                      Value of Assets
        Interest Rates     ---------------------------------------------  -----------------------------
        In Basis Points                        Dollar         Percent        NPV          Change In
         (Rate Shock)          Amount          Change          Change       Ratio        Basis Points
       ------------------  ---------------  ------------- --------------  ------------  ---------------
                             (Dollars in Thousands)
              300           $     104,607    $   (52,328)        (33)%       13.84%               (517)
                           ---------------  ------------- --------------  ------------  ---------------
              200                 123,078        (33,858)        (22)        15.78                (323)
                           ---------------  ------------- --------------  ------------  ---------------
              100                 140,798        (16,138)        (10)        17.52                (149)
                           ---------------  ------------- --------------  ------------  ---------------
            Static                156,936              -           -         19.01                   -
                           ---------------  ------------- --------------  ------------  ---------------
             -100                 167,652         10,717           7         19.90                  89
                           ---------------  ------------- --------------  ------------  ---------------
             -200                 169,047         12,111           8         19.88                  87
                           ---------------  ------------- --------------  ------------  ---------------

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

                  During the three months ended December 31, 2005, management of the Company has continued remediation of the material weaknesses identified in the 10-K Report through the implementation of a variety of changes to the Company's internal control over financial reporting. Specifically, the Company has implemented, or commenced implementation of the following modifications to its internal controls and procedures in the internal control monitoring and policies and procedures:

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

             o All policies and procedures have been updated and/or completed and approved by the Board of Directors.

             o We are training employees and officers and will continue such training until complete.

Except as indicated herein, there were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A: Risk Factors
         ------------

         Not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended December 31, 2005.

                                                                              TOTAL NUMBER
                                                                                OF SHARES
                                                                                PURCHASED         MAXIMUM
                                                                               AS PART OF    NUMBER OF SHARES
                                                 TOTAL                          PUBLICLY      THAT MAY YET BE
                                               NUMBER OF       AVERAGE          ANNOUNCED     PURCHASED UNDER
                                                SHARES       PRICE PAID         PLANS OR       THE PLANS OR
                   PERIOD                     PURCHASED       PER SHARE         PROGRAMS         PROGRAMS
                   ------                     ---------       ---------         --------         --------
              October 2005
              Beginning date: October 1       126,806 (1)      $10.34            686,936             0
              Ending date: October 31

              November 2005
              Beginning date: November 1           0           $    0                 -              0
              Ending date: November 30

              December 2005
              Beginning date: December 1        3,989 (2)      $10.22                 -              0
              Ending date: December 31

              --------------------
              (1) On March 10, 2005, the Company announced that the Board of
                  Directors had approved its first stock repurchase program authorizing the Company to repurchase up to 686,936 shares of the Company's common stock. The Company completed the first repurchase program in October 2005.

              (2) Represents the withholding of shares subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan for payment of taxes due upon the vesting of the restricted stock awards.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

                                     PART II


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








                                   CLIFTON SAVINGS BANCORP, INC.


Date: February 8, 2006             By: /s/ John A. Celentano, Jr.
                                       -----------------------------------------
                                       John A. Celentano, Jr.
                                       Chairman of the Board and Chief Executive
                                        Officer
                                       (Principal Executive Officer)


Date: February 8, 2006             By: /s/ Christine R. Piano
                                       -----------------------------------------
                                       Christine R. Piano
                                       Chief Financial Officer and Treasurer
                                       (Principal Accounting Officer)