Form 10-K
period 2006-03-31
CLIFTON SAVINGS BANCORP INC
filed 2006-06-14
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                         Commission File Number: 0-50358
                                                 -------

                          CLIFTON SAVINGS BANCORP, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         UNITED STATES                                   34-1983738
-----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

 1433 VAN HOUTEN AVENUE, CLIFTON, NEW JERSEY               07015
--------------------------------------------            ----------
 (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (973) 473-2200
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                     ---------------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes|_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer |_| Accelerated Filer |X| Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2g of the Exchange Act). Yes|_| No |X|

As of September 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $132,252,876, based upon the closing price of $10.30 as quoted on the Nasdaq National Market.

The number of shares outstanding of the registrant's common stock as of April 30, 2006 was 30,103,787. Of such shares outstanding, 16,791,758 shares were held by Clifton MHC.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE 2006 ANNUAL REPORT TO STOCKHOLDERS AND OF THE PROXY STATEMENT FOR THE 2006 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PARTS II AND III, RESPECTIVELY, OF THIS FORM 10-K.


                                          CLIFTON SAVINGS BANCORP, INC.

                                           ANNUAL REPORT ON FORM 10-K

                                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
                                                     PART I
Item 1.       Business..........................................................................................1
Item 1A.      Risk Factors.....................................................................................18
Item 1B.      Unresolved Staff Comments........................................................................19
Item 2.       Properties.......................................................................................20
Item 3.       Legal Proceedings................................................................................20
Item 4.       Submission of Matters to a Vote of Security Holders..............................................20

                                                     PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
               of Equity Securities............................................................................20
Item 6.       Selected Financial Data..........................................................................21
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation.............21
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.......................................21
Item 8.       Financial Statements and Supplementary Data......................................................21
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............21
Item 9A.      Controls and Procedures..........................................................................22
Item 9B.      Other Information................................................................................23

                                                    PART III

Item 10.      Directors and Executive Officers of the Registrant...............................................23
Item 11.      Executive Compensation...........................................................................23
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters.............................................................................23
Item 13.      Certain Relationships and Related Transactions...................................................24
Item 14.      Principal Accounting Fees and Services...........................................................24

                                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules.......................................................24


NOTE ON FORWARD-LOOKING STATEMENTS

            THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS ARE NOT HISTORICAL FACTS, BUT, RATHER ARE STATEMENTS BASED ON CLIFTON SAVINGS BANCORP, INC.'S CURRENT EXPECTATIONS REGARDING ITS BUSINESS STRATEGIES, INTENDED RESULTS AND FUTURE PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE PRECEDED BY TERMS SUCH AS "EXPECTS," "BELIEVES," "ANTICIPATES," "INTENDS" AND SIMILAR EXPRESSIONS.

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

ITEM 1.  BUSINESS
         --------

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

SUBSIDIARY ACTIVITIES

         Clifton Savings Bancorp's sole subsidiary is Clifton Savings. Clifton Savings has one wholly owned subsidiary, Botany Inc., a New Jersey corporation that was formed in December 2004. Botany Inc. is treated under New Jersey tax law as a New Jersey investment company. At March 31, 2006, Botany Inc. held assets totaling $170.2 million.

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

         In addition, locally we face direct competition for funds from foreign, national and state commercial banks and savings institutions, as well as credit unions. We also compete with regional banks with out-of-state headquarters that now operate branch offices in New Jersey. These larger regional banks often have significantly greater resources, more sophisticated marketing tools and newer deposit products.

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

LENDING ACTIVITIES

         GENERAL. Our loan portfolio consists primarily of one- to four-family mortgage loans. To a much lesser extent, our loan portfolio includes multi-family and commercial real estate loans, construction and consumer loans. Clifton Savings historically and currently only originates loans for investment purposes. At March 31, 2006, Clifton Savings had no loans that were held for sale.

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

         We generally do not make conventional loans with loan-to-value ratios exceeding 95% and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved appraiser. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance (and flood insurance for loans on property located in a flood zone) prior to closing the loan.

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

         Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family and commercial real estate loans. We also perform annual reviews and prepare write-ups on all loans where the loan is secured by commercial or multi-family real estate.

         At March 31, 2006, we had sixty six loans with principal balances in excess of $500,000. These loans included one loan secured by a mixed-use building that includes retail stores and two apartments totaling $576,000, or 4.5% of multi-family and commercial real estate loans and one loan secured by a mixed-use building that includes a retail space and three office units totaling $744,000, or 5.8% of multi-family and commercial real estate loans. In addition, we had one loan secured by a multi-family property totaling $582,000, or 4.5% of multi-family and commercial real estate loans. At March 31, 2006, all of these loans were performing in accordance with their terms.

         RESIDENTIAL CONSTRUCTION LOANS. To a much lesser extent, we originate loans to finance the construction of residential dwellings. Construction/permanent loans generally provide for interest-only payments at fixed-rates of interest and have construction terms of six to twelve months. At the end of the construction period, the loan generally converts into a permanent loan. Construction loans generally provide for interest-only payments at variable rates of interest and have terms of twelve months. At the end of the construction period, the loan is generally due and payable in full. Construction loans generally may be considered for loan-to-value ratios of up to 70%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We generally use independent fee appraisers for construction disbursement purposes.

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

         LOAN ORIGINATIONS AND PURCHASES. Loan originations come from a number of sources. The customary sources of loan originations include internet mortgage loan marketers, local mortgage brokers, advertising, referrals from customers, and personal contacts by our staff. We generally retain for our portfolio all of the loans that we originate. We occasionally purchase participation interests in real estate loans in our market area. We occasionally purchase real estate loans to supplement our own originations on properties located primarily within the state of New Jersey; a smaller portion of such purchases may be of loans on properties located within fifteen states on the Eastern Seaboard.

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

         LOANS TO ONE BORROWER. The maximum amount that we may lend to one borrower and the borrower's related entities is limited by regulation. At March 31, 2006, our regulatory limit on loans to one borrower was $20.6 million. At that date, our largest lending relationship was $1.9 million and included eight loans, all of which were performing according to the original repayment terms at March 31, 2006.

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

INVESTMENT ACTIVITIES

         We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we maintain the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at March 31, 2006.

         At March 31, 2006, our investment portfolio consisted of Federal agency debt securities with maturities of 5 years or less and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. During the year, we purchased short term callable agency securities in an effort to increase yield while managing our interest rate sensitivity. The majority of these securities have one time call options that generally range from one to three years with final maturities of no longer than five years.

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

         DEPOSIT ACCOUNTS. Substantially all of our depositors are residents of the State of New Jersey. Deposits are attracted from within our primary market area through the offering of a broad selection of liquid and term deposit instruments. These instruments consist of free checking accounts, NOW accounts which includes high yield (Crystal) checking, money market accounts, passbook and statement savings accounts, club and certificates of deposit. We do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We review our deposit flows, mix and pricing weekly. Our current strategy is to attract and retain deposits by offering competitive rates, and occasionally offering a premium rate on selected account types depending on our cash flow needs. We have also altered our marketing strategy to link selected premium rate certificates to the establishment of a transaction account in keeping with our goal of shifting our deposit mix toward a larger transaction type base.

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

PERSONNEL

         As of March 31, 2006, we had 87 full-time employees and 11 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

         QTL TEST. The Home Owners Loan Act requires all savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less:
(i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including mortgage-backed and related securities) in at least 9 months out of each 12-month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments." A savings association that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under certain restrictions. As of March 31, 2006, Clifton Savings met the qualified thrift lender test.

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

         At March 31, 2006, Clifton Savings met each of its capital requirements.

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

INSURANCE OF DEPOSIT ACCOUNTS

         FEDERAL DEPOSIT INSURANCE REFORM ACT OF 2005. The Federal Deposit Insurance Reform Act of 2005 (the "Act"), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined "Deposit Insurance Fund."

         Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation (the "FDIC") based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund's reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

         The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

         Pursuant to the Act, the consolidation of the Bank and Savings Association Insurance Funds into the Deposit Insurance Fund occurred on March 31, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

         Effective March 31, 2006, Clifton Savings is a member of the Deposit Insurance Fund. At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by Clifton Savings.

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

         The Office of Thrift Supervision has primary federal enforcement responsibility over federally-insured savings associations and has the authority to bring actions against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a savings association. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership or conservatorship. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings association. If action is not taken by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. The Federal Deposit Insurance Corporation also has authority to terminate deposit insurance. Federal and state law also establishes criminal penalties for certain violations.

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

         The Community Reinvestment Act requires public disclosure of an institution's rating and requires the Office of Thrift Supervision to provide a written evaluation of an association's Community Reinvestment Act performance utilizing a four-tiered descriptive rating system. Clifton Savings' latest Community Reinvestment Act rating, received from the Office of Thrift Supervision in November 2005, was "Satisfactory."

FEDERAL HOME LOAN BANK SYSTEM

         Clifton Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Clifton Savings, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Clifton Savings was in compliance with this requirement at March 31, 2006.

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

FEDERAL RESERVE SYSTEM

         Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $48.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3.0% and for amounts greater than $48.3 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%). The first $7.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. Clifton Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Clifton Savings' interest-earning assets.

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

         WAIVERS OF DIVIDENDS BY CLIFTON MHC. Office of Thrift Supervision regulations require Clifton MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of our dividends from Clifton Savings Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; (ii) the mutual holding company's Board of Directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (iii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iv) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (v) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed subsequent dividend under Office of Thrift Supervision capital distribution regulations. Clifton MHC has waived all dividends that Clifton Savings Bancorp has paid through March 31, 2006 and we anticipate that Clifton MHC will continue to waive dividends that Clifton Savings Bancorp may pay, if any, in the future.

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

OTHER REGULATIONS

         Interest and other charges collected or contracted for by Clifton Savings are subject to state usury laws and federal laws concerning interest rates. Clifton Savings' loan operations are also subject to federal laws applicable to credit transactions, including, but not limited to:

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

                           FEDERAL AND STATE TAXATION

FEDERAL INCOME TAXATION

         GENERAL. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 1995. For its 2006 fiscal year, Clifton Savings' maximum federal income tax rate was 34%.

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


                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Clifton Savings Bancorp, Clifton MHC, Clifton
Savings, and Botany Inc. are elected annually by the Board of Directors and serve at the Board's discretion. The executive officers of Clifton Savings
Bancorp, Clifton MHC, Clifton Savings, and Botany Inc. are:

NAME                                          POSITION
------------                                  --------------
John A. Celentano, Jr. ................       Chairman of the Board and Chief Executive Officer
                                              of Clifton Savings Bancorp and Clifton MHC and
                                              Chairman of the Board of Clifton Savings

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

Stephen A. Hoogerhyde..................       Executive Vice President and Chief Lending Officer
                                              of Clifton Savings

Christine R. Piano, CPA................       Chief Financial Officer and Treasurer of Clifton
                                              Savings Bancorp and Clifton MHC, Executive Vice
                                              President and Chief Financial Officer of Clifton
                                              Savings and Director, Chief Financial Officer,
                                              Treasurer and Secretary of Botany Inc.

         Below is information regarding the executive officers of Clifton Savings Bancorp and Clifton Savings who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of March 31, 2006.

         WALTER CELUCH has been President and Corporate Secretary of Clifton Savings Bancorp and Clifton MHC since 2004 and has been President and Chief Executive Officer of Clifton Savings since January 1999. From October 1987 until December 1998, Mr. Celuch served as the Senior Vice President and Chief Financial Officer of Clifton Savings. Mr. Celuch has served with Clifton Savings for over 18 years. Mr. Celuch has been Director and Investment Officer of Botany Inc. since inception in December 2004. Age 58.

         BART D'AMBRA has been Executive Vice President and Chief Operating Officer of Clifton Savings since March 2003. Mr. D'Ambra served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. D'Ambra served Clifton Savings as a Vice President. Mr. D'Ambra has served with Clifton Savings for over 13 years. Mr. D'Ambra has been President and Chief Executive Officer of Botany Inc. since inception in December 2004. Age 57.

         STEPHEN A. HOOGERHYDE has been Executive Vice President and Chief Lending Officer of Clifton Savings since March 2003 and April 2002, respectively. Mr. Hoogerhyde served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. Hoogerhyde served Clifton Savings as Vice President and Mortgage Officer. Mr. Hoogerhyde has served with Clifton Savings for over 19 years. Age 51.

         CHRISTINE R. PIANO, a certified public accountant, has been Chief Financial Officer and Treasurer of Clifton Savings Bancorp and Clifton MHC since 2004 and has been Executive Vice President and Chief Financial Officer of Clifton Savings since April 2003 and March 1999, respectively. Ms. Piano served as Vice President from March 2000 to April 2003 and as Assistant Vice President from March 1999 to March 2000. Ms. Piano has served with Clifton Savings for over 7 years. Ms. Piano has been Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc. since inception in December 2004. Age 42.

ITEM 1A.  RISK FACTORS
          ------------

         AN INVESTMENT IN SHARES OF OUR COMMON STOCK INVOLVES VARIOUS RISKS. BEFORE DECIDING TO INVEST IN OUR COMMON STOCK, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW IN CONJUNCTION WITH THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K AND INFORMATION INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT ON FORM 10-K, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE HARMED BY ANY OF THE FOLLOWING RISKS OR BY OTHER RISKS THAT HAVE NOT BEEN IDENTIFIED OR THAT WE MAY BELIEVE ARE IMMATERIAL OR UNLIKELY. THE VALUE OR MARKET PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. THE RISKS DISCUSSED BELOW ALSO INCLUDE FORWARD-LOOKING STATEMENTS AND OUR ACTUAL RESULTS MAY DIFFER SUBSTANTIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS.

RISING INTEREST RATES MAY HURT OUR PROFITS AND ASSET VALUE.

         Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate sixteen times to 5.0%. If interest rates continue to rise, and if rates on our deposits and borrowings reprice upwards faster than the rates on our loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

STRONG COMPETITION WITHIN OUR MARKET AREA COULD HURT OUR PROFITS AND SLOW
GROWTH.

         Although we consider ourselves competitive in Bergen and Passaic Counties, New Jersey, which we consider our core market area, we face intense competition both in making loans and attracting deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

A DECLINE IN OUR RETURN ON EQUITY AS A RESULT OF THE CAPITAL WE RAISED IN OUR MARCH 2004 STOCK OFFERING MAY NEGATIVELY IMPACT OUR STOCK PRICE.

         Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. Our return on average equity for the year ended March 31, 2006 was 1.83%. Over time, we intend to use the net proceeds from our March 2004 stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

ADDITIONAL EXPENSES FROM OUR STOCK-BASED BENEFIT PLANS WILL ADVERSELY AFFECT OUR PROFITABILITY.

         Our noninterest expenses in fiscal 2007 are likely to increase as a result of the additional annual employee compensation and benefit expenses stemming from the shares that may be purchased or granted to employees and executives under our benefit plans. These additional expenses would adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants' accounts and recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

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

THE OFFICE OF THRIFT SUPERVISION'S POLICY ON REMUTUALIZATION TRANSACTIONS COULD PROHIBIT THE MERGER OR AN ACQUISITION OF US, WHICH MAY LOWER OUR STOCK PRICE.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
          -------------------------

         None.

ITEM 2.  PROPERTIES
         ----------

         We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of March 31, 2006.


                                                    NET BOOK VALUE
                                       YEAR              AS OF            SQUARE      OWNED/
 LOCATION                             OPENED        MARCH 31, 2006        FOOTAGE     LEASED
 -----------                        ------------  -----------------    -----------  ----------
                                                     (DOLLARS IN THOUSANDS)
 MAIN OFFICE:
 1433 Van Houten Avenue                1981            2,584                10,460    Owned

 BRANCHES:
 CLIFTON:
 1055 Clifton Avenue                   1956              757                 2,484    Owned
 1 Village Square West                 1928              190                 1,550    Owned
 319 Lakeview Avenue                   1970              486                 3,311    Owned
 646 Van Houten Avenue                 1968              137                 1,081    Owned
 387 Valley Road                       1971                1                   995   Leased(1)
 GARFIELD:
 247 Palisade Avenue(2)                2004            1,157                 3,130    Owned
 369 Lanza Avenue                      1977            1,031                 2,174    Owned
 WALLINGTON:
 55 Union Boulevard                    2004            1,352                 2,806    Owned
 WAYNE:
 1158 Hamburg Turnpike                 2003              104                 1,617   Leased(3)

---------------------------
(1)  The lease which expired in May 2006 was renewed for an additional 5 years.
(2)  This branch replaced a previously leased facility which was opened in 1975.
(3)  The current lease expires in 2008 with an option for an additional 5 years.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
         ----------------------------------------------------------------
         PURCHASES OF EQUITY SECURITIES
         ------------------------------

         The information regarding the market for Clifton Savings Bancorp's common equity and related stockholder matters is incorporated herein by reference to the section captioned "Investor and Corporate Information" in Clifton Savings Bancorp's 2006 Annual Report to Stockholders.

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended March 31, 2006.

                                                                           TOTAL NUMBER
                                                                            OF SHARES
                                                                            PURCHASED                MAXIMUM
                                                                            AS PART OF           NUMBER OF SHARES
                                      TOTAL                                  PUBLICLY            THAT MAY YET BE
                                    NUMBER OF          AVERAGE           ANNOUNCED PLANS         PURCHASED UNDER
                                      SHARES         PRICE PAID                 OR                 THE PLANS OR
            PERIOD                PURCHASED (1)       PER SHARE              PROGRAMS                PROGRAMS
-------------------------------- ----------------- ----------------  ------------------------- ---------------------
January 1, 2006 through                 0              $    0                   -                       -
January 31, 2006

February 1, 2006 through              69,119           $10.41                 69,119                 610,881
February 28, 2006

March 1, 2006 through                 75,652           $10.46                144,771                 535,229
March 31, 2006

-------------------------
(1) On February 1, 2006, the Company announced that the Board of Directors had approved its second stock repurchase program authorizing the Company to repurchase up to 680,000 shares of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The information required by this item is incorporated herein by reference to the section captioned "Selected Consolidated Financial and Other Data" in the 2006 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATION
         --------------------

         The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2006 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2006 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
         ------------------------------------------

         The information regarding financial statements is incorporated herein by reference to the section captioned "Consolidated Financial Statements" in the 2006 Annual Report to Stockholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

ITEM 9A.  CONTROLS AND PROCEDURES
          -----------------------

          (a)     Disclosure Controls and Procedures

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

          (b)     Internal Controls Over Financial Reporting

                  Management's annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are incorporated herein by reference to the section captioned "Consolidated Financial Statements" in the 2006 Annual Report to Stockholders.

                  Changes to Internal Control Over Financial Reporting

                  As reported in the Company's 2005 10-K's Report, management concluded that, as of March 31, 2005, the Company's internal control over financial reporting was not effective due to the existence of the following material weaknesses:

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

                  During the three months ended March 31, 2006, management of the Company completed remediation of the material weaknesses identified in the 2005 10-K Report through the implementation of a variety of changes to the Company's internal control over financial reporting. Specifically, the Company has implemented the following modifications to its internal controls and procedures in the internal control monitoring and policies and procedures:

                  o We engaged an outside firm to assist in completion of the compliance/internal audit program established by the Board of Directors. As a result, in April 2006, we engaged outside firms to perform all such ongoing compliance/internal audit functions.

                  o We trained employees and officers and will continue such training as part of our regular program.

                  As of March 31, 2006, these modifications were finalized, and as such, a material weakness in internal controls over financial reporting no longer existed at March 31, 2006. Except as indicated herein, there were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
          -----------------

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

         The information relating to the directors and officers of Clifton Savings Bancorp is incorporated herein by reference to the section captioned "Proposal 1 -- Election of Directors" in Clifton Savings Bancorp's Proxy Statement for the 2006 Annual Meeting of Stockholders and to Part I, Item 1, "Business -- Executive Officers of the Registrant." The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned "Other Information Relating to Directors and Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in Clifton Savings Bancorp's Proxy Statement for the 2006 Annual Meeting of Stockholders.

         Clifton Savings Bancorp has adopted a Code of Ethics and Business Conduct. See Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

         The information regarding executive and director compensation is incorporated herein by reference to the sections captioned "Executive Compensation" and "Corporate Governance -- Directors' Compensation," respectively, in Clifton Savings Bancorp's Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          ------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in Clifton Savings Bancorp's Proxy Statement for the 2006 Annual Meeting of Stockholders.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in Clifton Savings Bancorp's Proxy Statement for the 2006 Annual Meeting of Stockholders.

         (c)      Changes in Control

                  Management of Clifton Savings Bancorp knows of no arrangements, including any pledge by any person or securities of Clifton Savings Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d)      Equity Compensation Plan Information

                  The following table sets forth information as of March 31, 2006 about Company common stock that may be issued under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. The plan was approved by the Company's stockholders.

                                                                                            NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE
                                        NUMBER OF SECURITIES                                 OR FUTURE ISSUANCE
                                          TO BE ISSUED UPON          WEIGHTED-AVERAGE          UNDER EQUITY
                                          THE EXERCISE OF           EXERCISE PRICE OF        COMPENSATION PLANS
                                        OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
 PLAN CATEGORY                           WARRANTS AND RIGHTS       WARRANTS AND RIGHTS   REFLECTED IN THE FIRST COLUMN)
 ------------------------------------  ------------------------ ----------------------- -------------------------------
 Equity compensation plans
 approved by security holders                 1,483,510                  $10.24                      12,483

 Equity compensation plans
 not approved by security holders                n/a                      n/a                         n/a
                                       ------------------------  -------------------------  ---------------------------

 Total                                        1,483,510                  $10.24                      12,483


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "Other Information, Relating to Director and Executive Officers -- Transaction with Management" of Clifton Savings Bancorp's Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
          --------------------------------------

         The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned "Proposal 2 -- Ratification of Independent Registered Public Accountants" of Clifton Savings Bancorp's Proxy Statement for the 2006 Annual Meeting of Stockholders.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          ------------------------------------------

         (a)  (1)    The following are filed as a part of this report by means
                     of incorporation of Clifton Savings Bancorp's 2006 Annual
                     Report to Stockholders:

                     o   Report of Independent Registered Public Accounting Firm

                     o Consolidated Statements of Financial Condition as of March 31, 2006 and 2005

                     o Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended March 31, 2006

                     o Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended March 31, 2006

                     o Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended March 31, 2006


                     o   Notes to Consolidated Financial Statements

              (2) All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.


              (3)    Exhibits
                     3.1      Charter of Clifton Savings Bancorp, Inc. (1)
                     3.2      Bylaws of Clifton Savings Bancorp, Inc. (1)
                     4.1      Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)
                     10.1     Clifton Savings Bank, S.L.A. Employee Stock Ownership Plan and Trust (1)
                     10.2     ESOP Loan Commitment Letter and ESOP Loan Documents (1)
                     10.3     Employment Agreement between Clifton Savings Bancorp, Inc. and John A. Celentano, Jr. (1)
                     10.4     Employment Agreement between Clifton Savings Bancorp, Inc. and Walter Celuch (1)
                     10.5     Employment Agreement between Clifton Savings Bank, S.L.A. and John A. Celentano, Jr. (1)
                     10.6     Employment Agreement between Clifton Savings Bank, S.L.A. and Walter Celuch (1)
                     10.7     Change in Control Agreement between Clifton Savings Bank, S.L.A. and Bart D'Ambra (1)
                     10.8     Change in Control Agreement between Clifton Savings Bank, S.L.A. and Stephen A. Hoogerhyde (1)
                     10.9     Change in Control Agreement between Clifton Savings Bank, S.L.A. and Christine R. Piano (1)
                     10.10    Clifton Savings Bank, S.L.A. Directors' Retirement Plan (1)
                     10.11    Clifton Savings Bank, S.L.A. 401(k) Savings Plan (2)
                     10.12    Clifton Savings Bank, S.L.A. Supplemental Executive Retirement Plan (1)
                     10.13    Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan (3)
                     13.0     Annual Report to Stockholders
                     14.1     Code of Ethics and Business Conduct (1)
                     21.0     List of Subsidiaries
                     23.0     Consent of Beard Miller Company LLP
                     31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                     31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                     32.0     Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

---------------------------
(1) Incorporated by reference to the Company's 2004 Annual Report on Form 10-K filed on June 29, 2004.
(2) Incorporated by reference to the Registration Statement on Form S-8
    (No. 333-113302) filed on March 5, 2004.
(3) Incorporated by reference to the Company's Proxy Statement filed on June 10, 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CLIFTON SAVINGS BANCORP, INC.


Date: June 9, 2006         By: /s/ John A. Celentano, Jr.
                               -------------------------------------------------
                               John A. Celentano, Jr.
                               Chairman of the Board and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                                     Title                    Date
      ----                                     -----                    ----

/s/ John A. Celentano, Jr.         Chairman of the Board and        June 9, 2006
----------------------------       Chief Executive Officer
John A. Celentano, Jr.             (principal executive officer)


/s/ Christine R. Piano             Chief Financial Officer and      June 9, 2006
----------------------------       Treasurer (principal financial
Christine R. Piano                 and accounting officer)


/s/ Frank J. Hahofer               Director                         June 9, 2006
----------------------------
Frank J. Hahofer


/s/ Thomas A. Miller               Director                         June 9, 2006
----------------------------
Thomas A. Miller


/s/ John H. Peto                   Director                         June 9, 2006
----------------------------
John H. Peto


/s/ Raymond L. Sisco               Director                         June 9, 2006
----------------------------
Raymond L. Sisco


/s/ Joseph C. Smith                Director                         June 9, 2006
----------------------------
Joseph C. Smith


/s/ John Stokes                    Director                         June 9, 2006
----------------------------
John Stokes