Form 10-Q
period 2006-06-30
CLIFTON SAVINGS BANCORP INC
filed 2006-08-04
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                         Commission File Number 0-50358
                                                -------

                          CLIFTON SAVINGS BANCORP, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         UNITED STATES                                         34-1983738
--------------------------------                          ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

1433 Van Houten Avenue, Clifton, New Jersey                     07015
-------------------------------------------                  ----------
(Address of principal executive offices)                     (Zip Code)

                                  973-473-2200
                                  ------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

The number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2006: 29,762,474 shares outstanding.

                                           CLIFTON SAVINGS BANCORP, INC.
                                                AND SUBSIDIARIES

                                                      INDEX
                                                                                                                  Page
                                                                                                                  Number
                                                                                                              -------------
PART I - FINANCIAL INFORMATION

        Item 1:      Financial Statements

                     Consolidated Statements of Financial Condition (Unaudited)
                     at June 30, 2006 and March 31, 2006                                                           1

                     Consolidated Statements of Income (Unaudited)- For the Three
                     Months Ended June 30, 2006 and 2005                                                           2

                     Consolidated Statements of Comprehensive Income (Unaudited) - For the
                     Three Months Ended June 30, 2006 and 2005                                                     3

                     Consolidated Statements of Cash Flows (Unaudited) - For the
                     Three Months Ended June 30, 2006 and 2005                                                   4 - 5

                     Notes to Consolidated Financial Statements                                                  6 - 10

        Item 2:      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                              11 - 16

        Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                 17 - 18

        Item 4:      Controls and Procedures                                                                       19



PART II - OTHER INFORMATION

        Item 1:      Legal Proceedings                                                                             20

        Item 1A:     Risk Factors                                                                                  20

        Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds                                   20

        Item 3:      Defaults Upon Senior Securities                                                               21

        Item 4:      Submission of Matters to a Vote of Security Holders                                           21

        Item 5:      Other Information                                                                             21

        Item 6:      Exhibits                                                                                      22


SIGNATURES                                                                                                         23

                                        CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        ----------------------------------------------
                                                          (Unaudited)


                                                                                          June 30,            March 31,
                                                                                            2006                2006
                                                                                      -----------------   ------------------
ASSETS

Cash and due from banks                                                               $      6,046,956    $       4,561,894
Interest-bearing deposits in other banks                                                    17,964,052           12,511,134
Federal funds sold                                                                             250,000            5,550,000
                                                                                      -----------------   ------------------
         Total cash and cash equivalents                                                    24,261,008           22,623,028
Securities available for sale:
     Investment                                                                             29,690,000           39,554,500
     Mortgage-backed                                                                        51,421,337           54,401,020
Securities held to maturity:
     Investment, estimated fair value of $166,317,000
       and $166,762,000, respectively                                                      169,986,329          169,985,390
     Mortgage-backed, estimated fair value of $110,155,000
       and $120,745,000, respectively                                                      113,826,685          123,908,717

Loans receivable                                                                           422,887,459          404,941,556
Allowance for loan losses                                                                   (1,310,000)          (1,260,000)
                                                                                      -----------------   ------------------
         Net loans                                                                         421,577,459          403,681,556

Premises and equipment                                                                       8,658,738            8,833,150
Federal Home Loan Bank of New York stock                                                     3,606,900            3,780,200
Interest receivable                                                                          4,031,151            4,523,789
Other assets                                                                                 3,868,976            3,588,946
                                                                                      -----------------   ------------------
         Total assets                                                                 $    830,928,583    $     834,880,296
                                                                                      =================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                         $    575,931,525    $     571,962,103
     Advances from Federal Home Loan Bank of New York                                       54,005,546           57,874,218
     Advance payments by borrowers for taxes and insurance                                   4,186,736            3,833,311
     Other liabilities and accrued expenses                                                  2,995,857            3,462,338
                                                                                      -----------------   ------------------
         Total liabilities                                                                 637,119,664          637,131,970
                                                                                      -----------------   ------------------
Stockholders' equity:
     Preferred stock (par value $0.01), authorized 1,000,000
       shares; issued and outstanding - none                                                         -                    -
     Common stock (par value $0.01), authorized 75,000,000
       shares; 30,530,470 shares issued; 29,853,730 shares outstanding at June 30, 2006; 30,284,480 shares outstanding at
       March 31, 2006                                                                          305,305              305,305
     Paid-in capital                                                                       130,007,496          133,859,581
     Deferred compensation obligation under Rabbi Trust                                        115,015              105,860
     Retained earnings - substantially restricted                                           81,428,478           81,275,666
     Treasury stock, at cost, 676,740 shares at June 30, 2006
      and 245,990 shares at March 31, 2006                                                  (7,116,842)          (2,559,207)
     Common stock acquired by Employee Stock Ownership Plan ("ESOP")                        (9,159,139)          (9,342,322)
     Unearned common stock held by the Equity Incentive Plan                                         -           (4,386,114)
     Accumulated other comprehensive loss                                                   (1,682,805)          (1,456,072)
     Stock held by Rabbi Trust                                                                 (88,589)             (54,371)
                                                                                      -----------------   ------------------
         Total stockholders' equity                                                        193,808,919          197,748,326
                                                                                      -----------------   ------------------

         Total liabilities and stockholders' equity                                   $    830,928,583    $     834,880,296
                                                                                      =================   ==================

See notes to consolidated financial statements.
                                                            - 1 -

                               CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                      ---------------------------------
                                                (Unaudited)

                                                                                 Three Months Ended
                                                                                      June 30,
                                                                       ----------------------------------------
                                                                               2006                  2005
                                                                       -------------------    -----------------
Interest income:
      Loans                                                             $       5,273,754      $     4,681,723
      Mortgage-backed securities                                                1,848,194            2,293,603
      Investment securities                                                     1,798,586            1,469,108
      Other interest-earning assets                                               274,701              182,169
                                                                       -------------------    -----------------
              Total interest income                                             9,195,235            8,626,603
                                                                       -------------------    -----------------
Interest expense:
      Deposits                                                                  4,393,250            3,229,344
      Advances                                                                    523,399              644,520
                                                                       -------------------    -----------------
              Total interest expense                                            4,916,649            3,873,864
                                                                       -------------------    -----------------

Net interest income                                                             4,278,586            4,752,739
Provision for loan losses                                                          50,000              100,000
Net interest income after provision
                                                                       -------------------    -----------------
      for loan losses                                                           4,228,586            4,652,739
                                                                       -------------------    -----------------
Non-interest income:
      Fees and service charges                                                     57,164               67,647
      Miscellaneous                                                                 6,848               10,293
                                                                       -------------------    -----------------
              Total non-interest income                                            64,012               77,940
                                                                       -------------------    -----------------

Non-interest expenses:
      Salaries and employee benefits                                            1,774,609            1,406,431
      Net occupancy expense of premises                                           229,122              233,929
      Equipment                                                                   237,048              236,797
      Directors' compensation                                                     298,680              133,685
      Legal                                                                        55,591               75,372
      Advertising                                                                  73,150               84,969
      Federal insurance premium                                                    18,525               19,510
      Miscellaneous                                                               374,738              491,047
                                                                       -------------------    -----------------
              Total non-interest expenses                                       3,061,463            2,681,740
                                                                       -------------------    -----------------

Income before income taxes                                                      1,231,135            2,048,939
Income taxes                                                                      460,000              771,000
                                                                       -------------------    -----------------
Net income                                                              $         771,135      $     1,277,939
                                                                       ===================    =================

Basic earnings per share                                                $            0.03      $          0.04
                                                                       ===================    =================
Diluted earnings per share                                              $            0.03      $          0.04
                                                                       ===================    =================

Dividends per common share                                              $            0.05      $          0.05
                                                                       ===================    =================

Weighted average number of common shares and common stock equivalents outstanding:
      Basic                                                                    28,663,450           29,477,462
                                                                       ===================    =================
      Diluted                                                                  28,699,942           29,477,462
                                                                       ===================    =================

See notes to consolidated financial statements.

                                                       - 2 -


                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         -----------------------------------------------
                                           (Unaudited)


                                                                                 Three Months Ended
                                                                                      June 30,
                                                                       ----------------------------------------
                                                                              2006                  2005
                                                                       -------------------    -----------------
Net income                                                              $         771,135      $     1,277,939
                                                                       -------------------    -----------------

Other comprehensive (loss) income, net of income taxes:
      Gross unrealized holding (loss) gain on
        securities available for sale                                            (377,510)           1,268,640
      Deferred income tax benefit (expense)                                       150,777             (506,695)
                                                                       -------------------    -----------------
Other comprehensive (loss) income                                                (226,733)             761,945
                                                                       -------------------    -----------------

Comprehensive income                                                    $         544,402      $     2,039,884
                                                                       ===================    =================












See notes to consolidated financial statements.


                             CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -------------------------------------
                                             (Unaudited)

                                                                                           Three Months Ended June 30,
                                                                                        ----------------------------------
                                                                                              2006              2005
                                                                                        ----------------  ----------------
Cash flows from operating activities:
     Net income                                                                          $      771,135    $    1,277,939
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                                 170,162           161,718
        Net amortization of deferred fees and costs, premiums and discounts                     150,725           143,138
        Provision for loan losses                                                                50,000           100,000
        Decrease in interest receivable                                                         492,638           971,849
        Deferred income taxes                                                                  (308,049)         (143,905)
        Decrease in other assets                                                                183,047            37,009
        (Decrease) in accrued interest payable                                                  (21,007)          (24,062)
        (Decrease) in other liabilities                                                        (445,474)         (787,652)
        ESOP shares committed to be released                                                    192,770           190,209
        Restricted stock expense                                                                296,556                 -
        Stock option expense                                                                    190,318                 -
        Increase in deferred compensation obligation under Rabbi Trust                            9,155             4,517
                                                                                        ----------------  ----------------
           Net cash provided by operating activities                                          1,731,976         1,930,760
                                                                                        ----------------  ----------------

Cash flows from investing activities: Proceeds from calls, maturities and repayments of:
        Investment securities available for sale                                             10,000,000                 -
        Mortgage-backed securities available for sale                                         2,464,990         3,248,080
        Investment securities held to maturity                                               25,000,000                 -
        Mortgage-backed securities held to maturity                                           9,936,383        12,498,472
     Redemptions of Federal Home Loan Bank of New York stock                                    174,100                 -
     Purchases of:
        Investment securities held to maturity                                              (25,000,000)       (5,000,000)
        Premises and equipment                                                                        -          (273,054)
        Federal Home Loan Bank of New York stock                                                   (800)       (1,452,500)
     Net change in loans receivable                                                         (17,950,237)      (26,954,478)
                                                                                        ----------------  ----------------
           Net cash provided by (used in) investing activities                                4,624,436       (17,933,480)
                                                                                        ----------------  ----------------






See notes to consolidated financial statements.



                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                         ----------------------------------------------
                                          (Unaudited)

                                                                                            Three Months Ended June 30,
                                                                                        ----------------------------------
                                                                                             2006              2005
                                                                                        ----------------  ----------------
Cash flows from financing activities:
     Net increase in deposits                                                                 3,969,422        10,209,445
     Proceeds from advances from Federal Home Loan Bank of New York                                   -         5,000,000
     Principal payments on advances from Federal Home Loan Bank of New York                  (3,868,672)       (8,834,415)
     Net increase in payments by borrowers for taxes and insurance                              353,425           402,762
     Dividends paid                                                                            (618,322)         (640,088)
     Purchase of treasury stock                                                              (4,597,741)       (1,236,419)
     Exercise of stock options                                                                   24,494                 -
     Tax benefit from equity incentive plan                                                      18,962                 -
                                                                                        ----------------  ----------------
           Net cash (used in ) provided by financing activities                              (4,718,432)        4,901,285
                                                                                        ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                                          1,637,980       (11,101,435)
Cash and cash equivalents - beginning                                                        22,623,028        31,120,558
                                                                                        ----------------  ----------------
Cash and cash equivalents - ending                                                       $   24,261,008    $   20,019,123
                                                                                        ================  ================
Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                              $    4,937,656    $    3,897,926
                                                                                        ================  ================
        Income taxes paid, net of refunds                                                $    1,297,607    $    1,900,733
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

2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended June 30, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2006, which are included in the Company's Annual Report on Form 10-K as filed with Securities and Exchange Commission on June 14, 2006.

3.   EARNINGS PER SHARE (EPS)
-----------------------------

Basic EPS is based on the weighted average number of common shares actually outstanding adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released, unvested restricted stock awards and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock awards and options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three months ended June 30, 2006, include incremental shares related to outstanding stock options and unvested restricted stock awards of 27,982 and 8,510, respectively. There were no contracts or securities exercisable or which could be converted into common stock for the period ended June 30, 2005. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

4.   DIVIDEND WAIVER
--------------------

During the three months ended June 30, 2006 and 2005, Clifton MHC ("MHC"), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Office of Thrift Supervision ("OTS"), to receive cash dividends of approximately $840,000 and $840,000, respectively, on the shares of Company common stock it owns.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

5.   STOCK REPURCHASE PLAN
--------------------------

On February 1, 2006, the Company's Board of Directors authorized the repurchase of up to 680,000 shares of the Company's outstanding stock, representing approximately 5% of the outstanding shares owned by entities other than MHC. During the three months ended June 30, 2006, 434,689 shares were repurchased under the plan at a total cost of $4,598,000 or $10.58 per share. As of June 30, 2006, there remained 100,540 shares to be purchased under this second stock repurchase program.

6.   INCOME TAXES
-----------------

Under New Jersey tax law, Botany is subject to a 3.6% state income tax rate as compared to the 9.0% rate to which the Company and Bank are subject. The presence of Botany during the three months ended June 30, 2006 and 2005, respectively, resulted in an income tax savings of approximately $57,000 and $50,000 respectively.


7.   RETIREMENT PLANS-COMPONENTS OF NET PERIODIC PENSION COST
-------------------------------------------------------------

Periodic pension expense was as follows:

                                                                      Three Months
                                                                     Ended June 30,
                                                             -----------------------------
                                                                 2006            2005
                                                             -------------   -------------
                                                                    (In Thousands)
          Service cost                                       $          5    $          4
          Interest cost                                                34              28
          Amortization of past service cost                            22              22
          Amortization of unrecognized net loss (gain)                  3              (3)
                                                             -------------   -------------

          Net periodic benefit cost                          $         64    $         51
                                                             =============   =============

8.   OTHER STOCK-BASED COMPENSATION
-----------------------------------

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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


8.   OTHER STOCK-BASED COMPENSATION(CONT'D.)
--------------------------------------------

The options to purchase common stock were granted at a price of $10.24 per share, and immediately upon grant, 20% of the options awarded were vested, with an additional 20% becoming vested annually thereafter. In February 2006, the Company's Board of Directors approved a five-month acceleration of the second 20% of the option grants so that those options became fully vested as of March 31, 2006.

The Company adopted SFAS No.123 (R) using the modified-prospective transition method, beginning April 1, 2006, and therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the date of adoption date, and instituted a procedure to expense the fair value of all options granted subsequent to March 31, 2006 over their requisite service periods.

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

During the three months ended June 30, 2006, 1,675 shares of restricted stock and 3,588 options that had been previously awarded were forfeited by a participant due to the participant's discontinued employment by the Bank. The Company reversed approximately $1,400 of restricted stock compensation expense in the period resulting from that forfeiture. The Company may consider awarding such shares and options at a later date.

During the three months ended June 30, 2006, the Company recorded stock option expense of $190,000. The Company recognized approximately $55,000 of income tax benefit resulting from this expense for that period.

A summary of the Company's stock option activity and related information for its option plan for the three months ended June 30, 2006 is as follows:

                                                                                             Weighted Average        Aggregate
                                                 Number of           Weighted Average           Remaining            Intrinsic
                                               Stock Options          Exercise Price         Contractual Term          Value
                                             -------------------   ---------------------- ----------------------- ----------------

Balance at March 31, 2006                             1,483,510                   $10.24
Granted                                                       -                        -
Exercised                                                (2,392)                   10.24                                      742
Forfeited or cancelled                                   (3,588)                   10.24
                                             -------------------   ----------------------
Outstanding at June 30, 2006                          1,477,530                   $10.24              9.17 Years          871,743
                                             ===================   ======================
Exercisable at June 30, 2006                            591,012                   $10.24              9.17 Years          348,697
                                             ===================   ======================

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

8.   OTHER STOCK-BASED COMPENSATION(CONT'D.)
--------------------------------------------

The restricted shares awarded on December 7, 2005, had a grant date fair value of $10.22 per share. 20% of the shares awarded were immediately vested, with an additional 20% becoming vested annually thereafter. During the three months ended June 30, 2006, $297,000 in expense was recognized in regard to these awards. The Company recognized approximately $118,000 of income tax benefit resulting from this expense for that period.

The following is a summary of the status of the Company's restricted shares as of June 30, 2006 and changes during the three months ended June 30, 2006:

                                                                       Weighted Average
                                                  Restricted              Grant Date
                                                    Shares                Fair Value
                                              --------------------   ----------------------
Non-vested at March 31, 2006                              468,186                   $10.22
      Granted                                                   -                        -
      Forfeited                                            (1,675)                   10.22

                                              --------------------   ----------------------
Non-vested at June 30, 2006                               466,511                   $10.22
                                              ====================   ======================

There were no contracts or securities exercisable or which could be converted into common stock at or prior to June 30, 2005.

9.   RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------------

In December 2004, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires compensation cost related to share-based payment transactions, including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, be recognized as an expense in the company's consolidated financial statements. over the period that an employee provides services in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective methods. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

9.   RECENT ACCOUNTING PRONOUNCEMENTS(CONT'D.)
----------------------------------------------

portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively, through restatement of such periods using the exact pro forma amounts disclosed in the Company's footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

On April 14, 2005, the Securities and Exchange Commission (the "SEC") adopted a new rule that amended the compliance dates for Statement No. 123(R). Under the new rule, we were required to adopt Statement No. 123(R) in the first annual period beginning after September 15, 2005. Accordingly, we were required to record compensation expense for all new awards granted and any awards modified on or after April 1, 2006. In addition, the transition rules under SFAS No.123(R) require that, for all awards outstanding at April 1, 2006, for which the requisite service has not yet been rendered, compensation cost be recorded as such service is rendered after April 1, 2006. The pronouncement related to stock-based payments did not have any effect on our existing historical consolidated financial statements as restatements of previously reported periods are not required.

Effective April 1, 2006, the Company adopted SFAS No.123(R) using the modified-prospective transition method and, therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and instituted a procedure to expense the fair value of all options granted subsequent to March 31, 2006, over their requisite service periods. In regard to non-vested options outstanding on April 1, 2006, we presently expect to record expense, net of taxes, during the years ending March 31, 2007 through 2010 totaling $541,000, $395,000, $194,000 and $52,000, respectively.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

FORWARD-LOOKING STATEMENTS

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 43.9% and 50.7%, respectively, of total assets at June 30, 2006, as compared to 46.5% and 48.4%, respectively, at March 31, 2006. Cash and cash equivalents increased to 2.9% of total assets at June 30, 2006 from 2.7% at March 31, 2006. The largest change in interest-earning assets between March 31, 2006 and June 30, 2006 was a decrease of $23.0 million or 5.9% in securities, which was mainly used to fund the increase of $17.9 million or 4.4% in loans receivable.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). Deposits increased $3.9 million, or 0.07% between March 31, 2006 and June 30, 2006, which was offset by a $3.9 million, or 6.7% decrease in borrowed funds. Long-term borrowings were repaid during the period in accordance with their original terms.

Net interest income decreased $474,000 or 10.0%, during the three months ended June 30, 2006, when compared with the same 2005 period. Such decrease was due to an increase in total interest expense of $1.043 million which was partially offset by a $569,000 increase in total interest income. Average interest-earning assets decreased $12.3 million or 1.5%, while average interest-bearing liabilities decreased $4.5 million or 0.7%. The $7.9 million decrease in average net interest-earning assets was mainly attributable to a reduction in interest earning mortgage-backed securities and cash balances. In addition to the decrease in net interest-earning assets, was a decline in interest rate spread to 1.40% from 1.74% as an increase of thirty-four basis points in the yield earned on interest-earning assets was not sufficient to offset a sixty-eight basis point increase in the cost of interest-bearing liabilities.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

Results of operations also depend, to a lesser extent, on non-interest income generated, provision for loan losses recorded and non-interest expense. During the three months ended June 30, 2006, non-interest income decreased $14,000 or 17.9%, provision for loan losses decreased $50,000 or 50.0%, and non-interest expense increased $379,000 or 14.1%.

CHANGES IN FINANCIAL CONDITION

The Company's assets at June 30, 2006, totaled $830.9 million, which represents a decrease of $4.0 million or 0.5% as compared with $834.9 million at March 31, 2006.

Cash and cash equivalents at June 30, 2006, totaled $24.2 million, which represents an increase of $1.6 million or 7.1% as compared with $22.6 million at March 31, 2006. This increase was due to the cash proceeds from security maturities and repayments.

Securities available for sale at June 30, 2006 decreased $12.9 million or 13.72% to $81.1 million when compared with $94.0 million at March 31, 2006. The decrease during the three months ended June 30, 2006, resulted primarily from maturities and repayments totaling $12.5 million coupled with an increase in unrealized losses of $378,000 on the portfolios.

Securities held to maturity at June 30, 2006 decreased $10.1 million or 3.4% to $283.8 million when compared with $293.9 million at March 31, 2006. The decrease during the three months ended June 30, 2006, resulted primarily from maturities and repayments totaling $34.9 million partially offset by purchases of $25.0 million. These funds were reinvested into higher yielding loans.

Net loans at June 30, 2006, increased $17.9 million or 4.4 % to $421.6 million when compared with $403.7 million at March 31, 2006. The increase during the three months ended June 30, 2006, resulted primarily from continued strong origination volume in one-to- four family residential real estate loan loans which outpaced repayments. The increase in loans receivable was funded by the redeployment of cash from security repayments.

Total liabilities remained constant at $637.1 million at June 30, 2006 and March 31, 2006. Deposits at June 30, 2006, increased $3.9 million or 0.7% to $575.9 million when compared with $572.0 million at March 31, 2006. Borrowings decreased $3.9 million or 6.7% to $54.0 million at June 30, 2006, as compared with $57.9 million at March 31, 2006. Long-term borrowings were repaid during the period in accordance with their original terms. This was funded by the increase in deposits.

At June 30, 2006, the remaining borrowings of $54.0 million have an average interest rate of 3.77%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

CHANGES IN FINANCIAL CONDITION (CONT'D.)

Stockholders' equity totaled $193.8 million and $197.7 million at June 30, 2006 and March 31, 2006, respectively. The decrease of $3.9 million, or 2.0%, for the three months ended June 30, 2006, resulted primarily from the repurchase of 434,689 shares of Company common stock for $4.6 million, cash dividends paid of $618,000 and a net increase in unrealized losses of $227,000 on the available for sale securities portfolios, partially offset by net income of $771,000, ESOP shares committed to be released of $193,000, and $487,000 for stock awards earned under the Equity Incentive Plan.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND
2005

Net income decreased $507,000 or 39.7% to $771,000 for the three months ended June 30, 2006 compared with $1.278 million for the same 2005 period. The decrease in net income during the 2006 period resulted primarily from an increase in total interest expense and non-interest expenses partially offset by an increase in interest income and decreases in provision for loan losses and income taxes.

Interest income on loans increased by $590,000 or 12.6% to $5.27 million during the three months ended June 30, 2006, when compared with $4.68 million for the same 2005 period. The increase during the 2006 period resulted from an increase of $46.4 million or 12.7% in the average balance of loans. The yield earned on the loan portfolio remained constant at 5.11%. Interest on mortgage-backed securities decreased $440,000 or 19.2% to $1.85 million during the three months ended June 30, 2006, when compared with $2.29 million for the same 2005 period. The decrease during the 2006 period resulted from a decrease of $60.0 million or 25.9% in the average balance of mortgage-backed securities outstanding which was sufficient to offset an increase of thirty-four basis points in the yield earned on mortgage-backed securities to 4.30% from 3.96%. Interest earned on investment securities increased by $330,000 or 22.4% to $1.80 million during the three months ended June 30, 2006, when compared to $1.47 million during the same 2005 period, due to a $2.8 million or 1.4% increase in the average balance coupled with a sixty-one basis point increase in yield to 3.53% from 2.92%. Interest earned on other interest-earning assets increased by $93,000 or 51.1% to $275,000 during the three months ended June 30, 2006, when compared to $182,000 during the same 2005 period primarily due to an increase of one hundred ninety-nine basis points in yield to 5.17% from 3.18% partially offset by a $1.6 million or 6.9% decrease in average balance.

Interest expense on deposits increased $1.2 million or 37.5% to $4.4 million during the three months ended June 30, 2006, when compared to $3.2 million during the same 2005 period. Such increase was primarily attributable to an increase of seventy-seven basis points in the cost of interest-bearing deposits to 3.08% from 2.31%, along with an increase of $11.7 million or 2.1% in the average balance of interest-bearing deposits. Interest expense on borrowed money decreased $122,000 to $523,000 during the three months ended June 30, 2006 when compared with $645,000 during the same 2005 period. In fiscal 2005, the Bank implemented a leveraging strategy and borrowed $75.0 million in aggregate from the FHLB. During the three months ended June 30, 2006, $3.9 million in principal had been repaid on the borrowings related to the leveraging strategy.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (CONT'D.)

Net interest income decreased $474,000 or 10.0% during the three months ended June 30, 2006, to $4.278 million when compared to $4.753 million for the same 2005 period. Such decrease was due to a $1.043 million increase in total interest expense which more than offset an increase in total interest income of $569,000. Average interest-earning assets decreased $12.3 million or 1.5% while average interest-bearing liabilities decreased $4.5 million or 0.7%. The $7.9 million decrease in average net interest-earning assets was mainly attributable to a reduction in interest earning mortgage-backed securities and cash balances and the reinvestment of the Company's net income into higher yielding loans and securities. Adding to the decrease in net interest-earning assets was a decline in the interest rate spread to 1.40% from 1.74% due to a sixty-eight basis point increase in the cost of interest-bearing liabilities which was partially offset by an increase of thirty-four basis points in the yield earned on interest-earning assets.

During the three months ended June 30, 2006, the Bank provided $50,000 as a provision for loan losses as compared to $100,000 during the same 2005 period. The larger provision in the prior period was the result of a larger increase in the loan portfolio during the prior period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2006 and March 31, 2006, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $0 and $10,000 respectively, remaining under 0.01% of total loans and assets at both period ends. During the three months ended June 30, 2006 and 2005, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.31 million at June 30, 2006, representing 0.31% of total loans, as compared to $1.26 million, representing 0.31% of total loans at March 31, 2006, and $1.2 million, representing 0.31% of total loans at June 30, 2005.

Non-interest income decreased $14,000 or 17.9% to $64,000 during the three months ended June 30, 2006 as compared to $78,000 for the same 2005 period.

Non-interest expenses increased by $379,000 to $3.061 million during the three months ended June 30, 2006, when compared with $2.682 million during the same 2005 period. The components of non-interest expenses which experienced the most significant change were salaries and employees benefits and directors' compensation which increased $368,000 and $165,000, respectively, and miscellaneous expenses which decreased $116,000. The 26.2% increase in salaries and employee benefits was mainly due to the expenses relating to the granting of stock awards to management, and to a lesser extent from normal salary increases, while the 123.4% increase in director's compensation was also largely attributable to the stock awards granted to non-employee Directors of the Company. The decrease in miscellaneous expenses was mainly attributable to the prior period expensing of previously capitalized costs relating to potential branch sites. All other elements of non-interest expenses totaled $613,000 and $651,000 during the three months ended June 30, 2006 and 2005, respectively.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (CONT'D.)

Income taxes totaled $460,000 and $771,000 during the three months ended June 30, 2006 and 2005, respectively. The decrease during the 2006 period resulted from decreases in pre-tax income. The Company's effective income tax rate was 37.4% and 37.6% during the three months ended June 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $105.4 million or 12.7% of total assets at June 30, 2006 as compared to $116.6 million or 14.0% of total assets at March 31, 2006.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the three months ended June 30, 2006. The primary source of cash was net income. The Company declared its ninth cash dividend during the three months ended June 30, 2006. Such dividend totaled $618,000 and was paid on May 25, 2006.

The primary sources of investing activity are lending and the purchases of securities. Net loans amounted to $421.6 million and $403.7 million at June 30 and March 31, 2006, respectively. Securities, including available for sale and held to maturity issues, totaled $364.9 million and $387.9 million at June 30 and March 31, 2006, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow funds up to approximately $78.6 million under an overnight lone of credit agreement with the Federal Home Loan Bank of New York. At June 30, 2006, advances from the FHLB amounted to $54.0 million.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2006, the Bank has outstanding commitments to originate loans, and fund approved lines of credit, aggregating $14.1 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2006, totaled $287.9 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances scheduled to mature in one year or less at June 30, 2006, totaled $12.6 million.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets

The following table sets forth the Bank's capital position at June 30, 2006, as compared to the minimum regulatory capital requirements:

                                                                                                                To Be Well
                                                                                                               Capitalized
                                                                                                               Under Prompt
                                                                               Minimum Capital                  Corrective
                                                    Actual                      Requirements                Actions Provisions
                                         -----------------------------  -----------------------------  ----------------------------
                                             Amount         Ratio           Amount         Ratio          Amount         Ratio
                                         --------------  -------------  --------------  -------------  -------------  -------------
Total Capital
  (to risk-weighted assets)              $     140,627         45.89%   $      24,514          8.00%   $     30,643         10.00%
                                         --------------  -------------  --------------  -------------  -------------  -------------

Tier 1 Capital
  (to risk-weighted assets)                    139,317         45.47%          12,257          4.00%         18,386          6.00%
                                         --------------  -------------  --------------  -------------  -------------  -------------

Core (Tier 1) Capital
  (to adjusted total assets)                   139,317         17.33%          32,155          4.00%         40,194          5.00%
                                         --------------  -------------  --------------  -------------  -------------  -------------

Tangible Capital
  (to adjusted total assets)                   138,754         17.27%          12,050          1.50%              -           -  %
                                         --------------  -------------  --------------  -------------  -------------  -------------

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

NET PORTFOLIO VALUE. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of March 31, 2006, the most recent date the Bank's NPV was calculated by the OTS. The Bank expects that its NPV as of June 30, 2006 is consistent with the table below.


                                                                                     NPV as
                                                                               Percent of Portfolio
          Change in                     Net Portfolio Value                      Value of Assets
        Interest Rates     ---------------------------------------------  -----------------------------
        In Basis Points                        Dollar         Percent        NPV          Change In
         (Rate Shock)          Amount          Change          Change       Ratio        Basis Points
       ------------------  ---------------  ------------- --------------  ------------  ---------------
                             (Dollars in Thousands)
              300           $      88,757    $   (56,409)        (39)%       12.22%               (602)
                           ---------------  ------------- --------------  ------------  ---------------
              200                 107,861        (37,306)        (26)        14.39                (385)
                           ---------------  ------------- --------------  ------------  ---------------
              100                 126,783        (18,383)        (13)        16.41                (184)
                           ---------------  ------------- --------------  ------------  ---------------
            Static                145,167           -             -          18.24                  -
                           ---------------  ------------- --------------  ------------  ---------------
             -100                 159,804         14,638          10         19.60                 136
                           ---------------  ------------- --------------  ------------  ---------------
             -200                 167,618         22,451          15         20.24                 199
                           ---------------  ------------- --------------  ------------  ---------------

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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 4:
                             CONTROLS AND PROCEDURES
                ------------------------------------------------


                  DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act were recorded, processed, summarized and reported as and when required, and that such information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

                  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: Risk Factors
         ------------

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended June 30, 2006.

                                                                              TOTAL NUMBER
                                                                                OF SHARES
                                                                                PURCHASED         MAXIMUM
                                                                               AS PART OF    NUMBER OF SHARES
                                                 TOTAL                          PUBLICLY      THAT MAY YET BE
                                               NUMBER OF       AVERAGE          ANNOUNCED     PURCHASED UNDER
                                                SHARES       PRICE PAID         PLANS OR       THE PLANS OR
                   PERIOD                    PURCHASED (1)    PER SHARE         PROGRAMS         PROGRAMS
                   ------                    -------------    ---------         --------         --------

              April 2006
              Beginning date: April 1           182,240        $10.64            327,011          352,989
              Ending date: April 30

              May 2006
              Beginning date: May 1             78,026         $10.48            405,037          274,963
              Ending date: May 31

              June 2006
              Beginning date: June 1            174,423        $10.55            579,460          100,540
              Ending date: June 30

              ____________________
              (1) On February 1, 2006, the Company announced that the Board of
                  Directors had approved its second stock repurchase program authorizing the Company to repurchase up to 680,000 shares of the Company's common stock. This program expires on July 31, 2006.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

                                     PART II


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         None



ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.


ITEM 5.  Other Information
         -----------------

         None.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

                                     PART II


ITEM 6.  Exhibits
         --------

         The following Exhibits are filed as part of this report.
                  3.1    Certificate of Incorporation of Clifton Savings Bancorp, Inc.*
                  3.2    By-Laws of Clifton Savings Bancorp, Inc.*
                  4.1    Specimen Stock Certificate of Clifton Savings Bancorp, Inc. *
                  31.1   Certification of Chief Executive Officer Pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002 (filed
                         herewith).
                  31.2   Certification of Chief Financial Officer Pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002 (filed herewith).
                  32.1   Certification of Chief Executive Officer and Chief
                         Financial Officer Pursuant to 18 U.S.C. Section 1350,
                         as Adopted Pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002 (filed herewith).

                  -------------------------

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





                                   CLIFTON SAVINGS BANCORP, INC.


Date: August 4, 2006               By: /s/ John A. Celentano, Jr.
                                       -----------------------------------------
                                       John A. Celentano, Jr.
                                       Chairman of the Board and Chief Executive
                                       Officer
                                       (Principal Executive Officer)


Date: August 4, 2006               By: /s/ Christine R. Piano
                                       -----------------------------------------
                                       Christine R. Piano
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Chief Accounting
                                       Officer)