Form 10-Q
period 2006-09-30
CLIFTON SAVINGS BANCORP INC
filed 2006-11-07
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

                           Commission File No. 0-50358

                          CLIFTON SAVINGS BANCORP, INC.
        -----------------------------------------------------------------
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

                                 (973) 473-2200
                                 --------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2006: 29,558,100 shares outstanding.


                                                  CLIFTON SAVINGS BANCORP, INC.
                                                        AND SUBSIDIARIES

                                                            INDEX

                                                                                                                  Page
PART I - FINANCIAL INFORMATION                                                                                   Number
                                                                                                              -------------

        Item 1:      Financial Statements

                     Consolidated Statements of Financial Condition (Unaudited)
                     at September 30, 2006 and March 31, 2006                                                      1

                     Consolidated Statements of Income (Unaudited)- For the Three
                     And Six Months Ended September 30, 2006 and 2005                                              2

                     Consolidated Statements of Comprehensive Income (Unaudited) - For the
                     Three And Six Months Ended September 30, 2006 and 2005                                        3

                     Consolidated Statements of Cash Flows (Unaudited) - For the
                     Six Months Ended September 30, 2006 and 2005                                                4 - 5

                     Notes to Consolidated Financial Statements                                                  6 - 11

        Item 2:      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                              12 - 19

        Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                 20 - 21

        Item 4:      Controls and Procedures                                                                       22


PART II - OTHER INFORMATION

        Item 1:      Legal Proceedings                                                                             23

        Item 1A:     Risk Factors                                                                                  23

        Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds                                   23

        Item 3:      Defaults Upon Senior Securities                                                               24

        Item 4:      Submission of Matters to a Vote of Security Holders                                           24

        Item 5:      Other Information                                                                             24

        Item 6:      Exhibits                                                                                      25


SIGNATURES                                                                                                         26


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 ----------------------------------------------
                                                   (Unaudited)

                                                                                        September 30,          March 31,
ASSETS                                                                                      2006                 2006
                                                                                      -----------------   ------------------
Cash and due from banks                                                                  $   5,900,088        $   4,561,894
Interest-bearing deposits in other banks                                                    11,947,178           12,511,134
Federal funds sold                                                                                   -            5,550,000
                                                                                      -----------------   ------------------
         Total cash and cash equivalents                                                    17,847,266           22,623,028
Securities available for sale:
     Investment                                                                             24,907,400           39,554,500
     Mortgage-backed                                                                        50,104,749           54,401,020
Securities held to maturity:
     Investment, estimated fair value of $173,228,000
       and $166,762,000, respectively                                                      174,987,279          169,985,390
     Mortgage-backed, estimated fair value of $102,961,000
       and $120,745,000, respectively                                                      104,884,880          123,908,717

Loans receivable                                                                           430,127,280          404,941,556
Allowance for loan losses                                                                   (1,330,000)          (1,260,000)
                                                                                      -----------------   ------------------
         Net loans                                                                         428,797,280          403,681,556

Premises and equipment                                                                       8,545,557            8,833,150
Federal Home Loan Bank of New York stock                                                     3,927,400            3,780,200
Interest receivable                                                                          4,935,593            4,523,789
Other assets                                                                                 3,778,187            3,588,946
                                                                                      -----------------   ------------------
         Total assets                                                                    $ 822,715,591        $ 834,880,296
                                                                                      =================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                            $ 561,898,413        $ 571,962,103
     Advances from Federal Home Loan Bank of New York                                       61,128,092           57,874,218
     Advance payments by borrowers for taxes and insurance                                   3,915,925            3,833,311
     Other liabilities and accrued expenses                                                  3,111,364            3,462,338
                                                                                      -----------------   ------------------
         Total liabilities                                                                 630,053,794          637,131,970
                                                                                      -----------------   ------------------
Stockholders' equity:
     Preferred stock (par value $0.01), authorized 1,000,000
       shares; issued and outstanding - none                                                         -                    -
     Common stock (par value $0.01), authorized 75,000,000
       shares; 30,530,470 shares issued; 29,604,894 shares outstanding at September 30, 2006; 30,284,480 shares outstanding at
       March 31, 2006                                                                          305,305              305,305
     Paid-in capital                                                                       130,522,332          133,859,581
     Deferred compensation obligation under Rabbi Trust                                        124,533              105,860
     Retained earnings - substantially restricted                                           81,513,565           81,275,666
     Treasury stock, at cost, 925,576 shares at September 30, 2006
      and 245,990 shares at March 31, 2006                                                  (9,861,215)          (2,559,207)
     Common stock acquired by Employee Stock Ownership Plan ("ESOP")                        (8,975,956)          (9,342,322)
     Unearned common stock held by the Equity Incentive Plan                                         -           (4,386,114)
     Accumulated other comprehensive loss                                                     (878,178)          (1,456,072)
     Stock held by Rabbi Trust                                                                 (88,589)             (54,371)
                                                                                      -----------------   ------------------
         Total stockholders' equity                                                        192,661,797          197,748,326
                                                                                      -----------------   ------------------
         Total liabilities and stockholders' equity                                      $ 822,715,591        $ 834,880,296
                                                                                      =================   ==================

See notes to consolidated financial statements.
                                                     - 1 -


                                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                ---------------------------------
                                                           (Unaudited)

                                                             Three Months Ended                     Six Months Ended
                                                               September 30,                         September 30,
                                                    ------------------------------------- -------------------------------------
Interest income:                                          2006                2005              2006                2005
                                                    ------------------  ----------------- ------------------   ----------------
      Loans                                          $      5,481,424    $     5,002,065   $     10,755,178     $    9,683,788
      Mortgage-backed securities                            1,765,550          2,139,550          3,613,744          4,433,153
      Investment securities                                 2,002,033          1,558,829          3,800,619          3,027,937
      Other interest-earning assets                           149,397            185,127            424,098            367,296
                                                    ------------------  ----------------- ------------------   ----------------
              Total interest income                         9,398,404          8,885,571         18,593,639         17,512,174
                                                    ------------------  ----------------- ------------------   ----------------
Interest expense:
      Deposits                                              4,729,581          3,672,043          9,122,831          6,901,387
      Advances                                                569,472            704,229          1,092,871          1,348,749
                                                    ------------------  ----------------- ------------------   ----------------
              Total interest expense                        5,299,053          4,376,272         10,215,702          8,250,136
                                                    ------------------  ----------------- ------------------   ----------------

Net interest income                                         4,099,351          4,509,299          8,377,937          9,262,038
Provision for loan losses                                      20,000             50,000             70,000            150,000
Net interest income after provision
                                                    ------------------  ----------------- ------------------   ----------------
      for loan losses                                       4,079,351          4,459,299          8,307,937          9,112,038
                                                    ------------------  ----------------- ------------------   ----------------
Non-interest income:
      Fees and service charges                                 63,359             53,772            120,523            121,419
      Miscellaneous                                             5,469              8,675             12,317             18,968
                                                    ------------------  ----------------- ------------------   ----------------
              Total non-interest income                        68,828             62,447            132,840            140,387
                                                    ------------------  ----------------- ------------------   ----------------

Non-interest expenses:
      Salaries and employee benefits                        1,779,000          1,380,653          3,553,609          2,787,084
      Net occupancy expense of premises                       249,497            242,105            478,619            476,034
      Equipment                                               228,239            242,193            465,287            478,990
      Directors' compensation                                 296,251            126,186            594,931            259,871
      Legal                                                    72,136             84,120            127,727            159,492
      Advertising                                              92,038             91,832            165,188            176,801
      Federal insurance premium                                18,283             18,571             36,808             38,081
      Miscellaneous                                           325,333            378,965            700,071            870,012
                                                    ------------------  ----------------- ------------------   ----------------
              Total non-interest expenses                   3,060,777          2,564,625          6,122,240          5,246,365
                                                    ------------------  ----------------- ------------------   ----------------

Income before income taxes                                  1,087,402          1,957,121          2,318,537          4,006,060
Income taxes                                                  401,000            734,000            861,000          1,505,000
                                                    ------------------  ----------------- ------------------   ----------------
Net income                                           $        686,402    $     1,223,121   $      1,457,537     $    2,501,060
                                                    ==================  ================= ==================   ================

Basic earnings per share                             $           0.02    $          0.04   $           0.05     $         0.09
                                                    ==================  ================= ==================   ================
Diluted earnings per share                           $           0.02    $          0.04   $           0.05     $         0.09
                                                    ==================  ================= ==================   ================

Dividends per common share                           $           0.05    $          0.05   $           0.10     $         0.10
                                                    ==================  ================= ==================   ================

Weighted average number of common shares
 and common stock equivalents outstanding:
      Basic                                                28,374,372         29,247,428         28,518,822         29,362,445
                                                    ==================  ================= ==================   ================
      Diluted                                              28,459,958         29,247,900         28,580,109         29,362,682
                                                    ==================  ================= ==================   ================

See notes to consolidated financial statements.

                                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                         -----------------------------------------------
                                                           (Unaudited)





                                                              Three Months Ended                     Six Months Ended
                                                                September 30,                         September 30,
                                                    ------------------------------------- -------------------------------------
                                                          2006                2005              2006                2005
                                                    ------------------  ----------------- ------------------   ----------------
Net income                                           $        686,402    $     1,223,121   $      1,457,537     $    2,501,060
                                                    ------------------  ----------------- ------------------   ----------------

Other comprehensive (loss) income,
  net of income taxes:
      Gross unrealized holding gain (loss) on
        securities available for sale                       1,339,705         (1,029,563)           962,195            239,077
      Deferred income tax (expense) benefit                  (535,078)           411,207           (384,301)           (95,488)

                                                    ------------------  ----------------- ------------------   ----------------
Other comprehensive income (loss)                             804,627           (618,356)           577,894            143,589
                                                    ------------------  ----------------- ------------------   ----------------

Comprehensive income                                 $      1,491,029    $       604,765   $      2,035,431     $    2,644,649
                                                    ==================  ================= ==================   ================





See notes to consolidated financial statements.


                                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              -------------------------------------
                                                           (Unaudited)


                                                                                         Six Months Ended September 30,
                                                                                        ----------------------------------
                                                                                             2006              2005
                                                                                        ----------------  ----------------
Cash flows from operating activities:
     Net income                                                                          $    1,457,537    $    2,501,060
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                                 331,360           337,952
        Net amortization of deferred fees and costs, premiums and discounts                     302,136           325,837
        Provision for loan losses                                                                70,000           150,000
        (Increase) in interest receivable                                                      (411,804)         (138,154)
        Deferred income taxes                                                                  (595,577)         (261,217)
        Decrease (increase) in other assets                                                      26,285          (239,537)
        Increase in accrued interest payable                                                     19,867            37,303
        (Decrease) in other liabilities                                                        (370,841)         (534,116)
        ESOP shares committed to be released                                                    393,172           381,502
        Restricted stock expense                                                                594,538                 -
        Stock option expense                                                                    380,636                 -
        Increase in deferred compensation obligation under Rabbi Trust                           18,673            14,946
                                                                                        ----------------  ----------------
           Net cash provided by operating activities                                          2,215,982         2,575,576
                                                                                        ----------------  ----------------

Cash flows from investing activities:
     Proceeds from calls, maturities and repayments of:
        Investment securities available for sale                                             15,000,000                 -
        Mortgage-backed securities available for sale                                         4,899,717         6,612,500
        Investment securities held to maturity                                               25,000,000                 -
        Mortgage-backed securities held to maturity                                          18,752,635        25,483,953
     Redemptions of Federal Home Loan Bank of New York stock                                    494,900                 -
     Purchases of:
        Investment securities held to maturity                                              (30,000,000)      (20,000,000)
        Premises and equipment                                                                  (48,017)         (229,061)
        Federal Home Loan Bank of New York stock                                               (642,100)       (1,452,500)
     Net change in loans receivable                                                         (25,212,698)      (44,354,428)
                                                                                        ----------------  ----------------
           Net cash provided by (used in) investing activities                                8,244,437       (33,939,536)
                                                                                        ----------------  ----------------


See notes to consolidated financial statements.


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                 ----------------------------------------------
                                                   (Unaudited)

                                                                                          Six Months Ended September 30,
                                                                                        ----------------------------------
                                                                                              2006              2005
                                                                                        ----------------  ----------------
Cash flows from financing activities:
     Net (decrease) increase in deposits                                                    (10,063,690)       21,536,163
     Net increase in short-term borrowed funds                                                8,000,000                 -
     Proceeds from long-term borrowed funds                                                           -         6,300,000
     Principal payments on advances from Federal Home Loan Bank of New York                  (4,746,126)       (4,677,264)
     Net increase in payments by borrowers for taxes and insurance                               82,614           226,978
     Dividends paid                                                                          (1,219,638)       (1,260,252)
     Purchase of treasury stock                                                              (7,342,113)       (5,826,874)
     Exercise of stock options                                                                   24,494                 -
     Tax benefit from equity incentive plan                                                      28,278                 -
                                                                                        ----------------  ----------------
           Net cash (used in ) provided by financing activities                             (15,236,181)       16,298,751
                                                                                        ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                                         (4,775,762)      (15,065,209)
Cash and cash equivalents - beginning                                                        22,623,028        31,120,558
                                                                                        ----------------  ----------------
Cash and cash equivalents - ending                                                       $   17,847,266    $   16,055,349
                                                                                        ================  ================

Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                              $   10,195,835    $    8,212,833
                                                                                        ================  ================
        Income taxes paid, net of refunds                                                $    2,028,607    $    2,867,133
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

2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended September 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2006, which are included in the Company's Annual Report on Form 10-K as filed with Securities and Exchange Commission on June 14, 2006.

3.   EARNINGS PER SHARE (EPS)
-----------------------------

Basic EPS is based on the weighted average number of common shares actually outstanding adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released, unvested restricted stock awards and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock awards and options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and six months ended September 30, 2006, include incremental shares related to outstanding stock options and unvested restricted stock awards of 67,146 and 18,440, and 47,966 and 13,321 respectively. The calculation of diluted EPS for the three and six months ended September 30, 2005, include incremental shares related to outstanding stock options of 472 and 237, respectively. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

4. DIVIDEND WAIVER
------------------

During the three and six months ended September 30, 2006 and 2005, respectively, Clifton MHC ("MHC"), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Office of Thrift Supervision ("OTS"), to receive cash dividends of approximately $840,000 and $1,680,000 and $840,000 and $1,680,000, respectively, on the shares of Company common stock it owns.
                                      - 6 -

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


5. STOCK REPURCHASE PLAN
------------------------

On February 1, 2006, the Company's Board of Directors authorized the repurchase of up to 680,000 shares of the Company's outstanding stock, representing approximately 5% of the outstanding shares owned by entities other than MHC. During the three and six months ended September 30, 2006, 91,256 and 525,945 shares were repurchased under this plan at a total cost of $990,000, or $10.85 per share and $5.59 million or $10.62 per share, respectively. Under the Company's second repurchase program, which began in February 2006 and expired on July 31, 2006, 670,716 shares were purchased at a total cost of approximately $7,099,000, or $10.58 per share.

On August 16, 2006, the Company's Board of Directors authorized a third repurchase program for up to 648,000 shares, or approximately 5% of the Company's outstanding common stock held by entities other than MHC. During the three months ended September 30, 2006, 157,580 shares were repurchased under this plan at a total cost of $1.75 million or $11.13 per share.

6. INCOME TAXES
---------------

Under New Jersey tax law, Botany is subject to a 3.6% state income tax rate as compared to the 9.0% rate to which the Company and Bank are subject. The presence of Botany during the three and six months ended September 30, 2006 and 2005, respectively, resulted in an income tax savings of approximately $61,000 and $118,000, and $50,000 and $100,000, respectively.

7. RETIREMENT PLANS-COMPONENTS OF NET PERIODIC PENSION COST
-----------------------------------------------------------

Periodic pension expense was as follows:
                                                                        Three Months                 Six Months
                                                                     Ended September 30,        Ended September 30,
                                                              -----------------------------  -------------------------
                                                                  2006            2005          2006         2005
                                                              --------------   ------------  ------------ ------------
                                                                                    (In thousands)
Service cost                                                   $          5     $        4    $       10   $        8
Interest cost                                                            34             28            68           56
Amortization of past service cost                                        22             22            44           44
Amortization of unrecognized net loss (gain)                              3             (3)            6           (6)
                                                              --------------   ------------  ------------ ------------
Net periodic benefit cost                                      $         64     $       51    $      128   $      102
                                                              ==============   ============  ============ ============

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

8. OTHER STOCK-BASED COMPENSATION
---------------------------------

Under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan, 1,495,993 shares of common stock are available as stock options and 598,397 shares of common stock are available as restricted stock awards. On August 31, 2005, 1,483,510 of these options were awarded. On December 7, 2005, 585,231 of these shares of restricted stock were awarded.

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

In April 2006, 1,675 shares of restricted stock and 3,588 options that had been previously awarded were forfeited by a participant due to the participant's discontinued employment by the Bank. The Company reversed approximately $1,400 of restricted stock compensation expense in April 2006 resulting from that forfeiture. The Company may consider awarding such shares and options at a later date.

During the three and six months ended September 30, 2006, the Company recorded stock option expense of $190,000 and $381,000, respectively. The Company recognized approximately $55,000 and $110,000, for the three and six months ended September 30, 2006, respectively, of income tax benefits resulting from this expense. Prior to April 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method. No stock-based compensation was reflected in net income. If the Company had accounted for all employee stock options granted prior to April 1, 2006 under the fair value based accounting method of SFAS No.123, net income and earnings per share for the three and six month periods ended September 30, 2005 would have been as follows:

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

8. OTHER STOCK-BASED COMPENSATION(CONT'D.)
------------------------------------------

                                                                  Three Months             Six Months
                                                                     Ended                   Ended
                                                              -------------------   ----------------------
                                                                            September 30, 2005
                                                              --------------------------------------------
                                                               (Dollars In Thousands Except Share Data)
Net income as reported                                         $           1,223     $               2,501
Deduct: Stock option expense determined
  under fair value based method, net of related tax
  effect                                                                     589                      589
                                                              -------------------   ----------------------
Pro forma net income                                           $             634     $              1,912
                                                              ===================   ======================

Basic/diluted earnings per share as reported                   $            0.04     $               0.09
                                                              ===================   ======================

Pro forma basic/diluted earnings per share                     $            0.02     $               0.07
                                                              ===================   ======================


A summary of the Company's stock option activity and related information for its option plan for the six months ended September 30, 2006 is as follows:

                                                                                                Weighted Average        Aggregate
                                                    Number of           Weighted Average           Remaining            Intrinsic
                                                  Stock Options          Exercise Price         Contractual Term          Value
                                               -------------------   ---------------------- ----------------------- ----------------
Balance at March 31, 2006                                1,483,510                   $10.24
Granted                                                          -                        -
Exercised                                                   (2,392)                   10.24                                   742
Forfeited or cancelled                                      (3,588)                   10.24

                                                -------------------   ----------------------
Outstanding at September 30, 2006                        1,477,530                   $10.24           8.92 Years        1,447,979
                                                ===================   ======================
Exercisable at September 30, 2006                          591,012                   $10.24           8.92 Years          579,192
                                                ===================   ======================

Expected future compensation expense relating to the 887,000 non-vested options outstanding as of September 30, 2006 is $1.3 million over a weighted average period of 2.9 years.

The restricted shares awarded on December 7, 2005 had a grant date fair value of $10.22 per share. 20% of the shares awarded were immediately vested, with an additional 20% becoming vested annually thereafter. During the three and six months ended September 30, 2006, $298,000 and $595,000, respectively, in expense was recognized with regard to these awards. The Company recognized approximately $119,000 and $237,000 of income tax benefits resulting from this expense for the three and six months ended September 30, 2006, respectively.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

8. OTHER STOCK-BASED COMPENSATION (CONT'D.)
-------------------------------------------

The following is a summary of the status of the Company's restricted shares as of September 30, 2006 and changes during the six months ended September 30, 2006:

                                                                       Weighted Average
                                                  Restricted              Grant Date
                                                    Shares                Fair Value
                                              --------------------   ----------------------
Non-vested at March 31, 2006                              468,186                   $10.22
      Granted                                                   -                        -
      Forfeited                                            (1,675)                   10.22

                                              --------------------   ----------------------
Non-vested at September 30, 2006                          466,511                   $10.22
                                              ====================   ======================

Expected future compensation expense relating to the 467,000 non-vested restricted shares outstanding at September 30, 2006 is $3.8 million over a weighted average period of 3.2 years.

9. RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------

In September 2006, the Financial Accounting Standards Board, (the "FASB") issued FASB Statement No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the Company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial conditions or results of operations.

On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement
                                     - 10 -

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

9. RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D.)
---------------------------------------------

approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 43.1% and 52.1%, respectively, of total assets at September 30, 2006, as compared to 46.5% and 48.4%, respectively, at March 31, 2006. Cash and cash equivalents decreased to 2.2% of total assets at September 30, 2006 from 2.7% at March 31, 2006. The largest change in interest-earning assets between March 31, 2006 and September 30, 2006 was a decrease of $33.0 million or 8.5% in securities, which was mainly used to fund the increase of $25.1 million or 6.2% in loans receivable.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). Deposits decreased $10.1 million, or 1.8% between March 31, 2006 and September 30, 2006, which was partially offset by a $3.2 million, or 5.5% increase in borrowed funds. Long-term borrowings totaling $4.7 million were repaid during the period in accordance with their original terms. Net short-term borrowed funds increased $8.0 million during the period.

Net interest income decreased $410,000 or 9.1%, during the three months ended September 30, 2006, when compared with the same 2005 period. Such decrease was due to an increase in total interest expense of $923,000 which was partially offset by a $513,000 increase in total interest income. Average interest-earning assets decreased $34.0 million or 4.1%, while average interest-bearing liabilities decreased $25.0 million or 3.9%. The $9.0 million decrease in average net interest-earning assets was mainly attributable to a reduction in interest earning mortgage-backed securities, investments and cash balances. In addition to the decrease in net interest-earning assets, there was a decline in interest rate spread to 1.27% from 1.54% as an increase of forty-four basis points in the yield earned on interest-earning assets was not sufficient to offset a seventy-one basis point increase in the cost of interest-bearing liabilities.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

Results of operations also depend, to a lesser extent, on non-interest income generated, provision for loan losses recorded and non-interest expense. During the three months ended September 30, 2006, non-interest income decreased $6,000 or 10.2%, provision for loan losses decreased $30,000 or 60.0%, and non-interest expense increased $496,000 or 19.3%.

CHANGES IN FINANCIAL CONDITION

The Company's assets at September 30, 2006, totaled $822.7 million, which represents a decrease of $12.2 million or 1.5% as compared with $834.9 million at March 31, 2006.

Cash and cash equivalents at September 30, 2006, totaled $17.8 million, which represents a decrease of $4.8 million or 21.2% as compared with $22.6 million at March 31, 2006. This cash decrease was used to fund a portion of the increase in loans.

Securities available for sale at September 30, 2006 decreased $19.0 million or 20.2% to $75.0 million when compared with $94.0 million at March 31, 2006. The decrease during the six months ended September 30, 2006, resulted primarily from maturities and repayments totaling $19.9 million partially offset by a decrease in unrealized losses of $962,000 on the portfolios.

Securities held to maturity at September 30, 2006 decreased $14.0 million or 4.8% to $279.9 million when compared with $293.9 million at March 31, 2006. The decrease during the six months ended September 30, 2006, resulted primarily from maturities and repayments totaling $43.8 million which were partially reinvested into higher yielding securities and to a lesser extent loans.

Net loans at September 30, 2006 increased $25.1 million or 6.2 % to $428.8 million when compared with $403.7 million at March 31, 2006. The increase during the six months ended September 30, 2006, resulted primarily from continued strong origination volume in one-to- four family residential real estate loans and second mortgage loans which outpaced repayments. The increase in loans receivable was funded by the redeployment of cash from security repayments and cash and cash equivalents.

Total liabilities decreased $7.0 million or 1.1% to $630.1 million at September 30, 2006 from $637.1 at March 31, 2006. Deposits at September 30, 2006 decreased $10.1 million or 1.8% to $561.9 million when compared with $572.0 million at March 31, 2006. Borrowings increased $3.2 million or 5.5% to $61.1 million at September 30, 2006, as compared with $57.9 million at March 31, 2006. Long-term borrowings were repaid during the period in accordance with their original terms. Net short-term borrowed funds increased $8.0 million during the period.

At September 30, 2006, the remaining borrowings of $61.1 million have an average interest rate of 3.99%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

CHANGES IN FINANCIAL CONDITION (CONT'D.)

Stockholders' equity totaled $192.7 million and $197.7 million at September 30, 2006 and March 31, 2006, respectively. The decrease of $5.0 million, or 2.5%, for the six months ended September 30, 2006, resulted primarily from the repurchase of 683,525 shares of Company common stock for $7.3 million and cash dividends paid of $1.22 million, partially offset by net income of $1.458 million, a net decrease in unrealized losses of $578,000 on the available for sale securities portfolios, ESOP shares committed to be released of $393,000, and $975,000 for stock options and awards earned under the Equity Incentive Plan.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net income decreased $537,000 or 43.9% to $686,000 for the three months ended September 30, 2006 compared with $1.223 million for the same 2005 period. The decrease in net income during the 2006 period resulted primarily from an increase in total interest expense and non-interest expenses partially offset by an increase in interest income and decreases in provision for loan losses and income taxes.

Interest income on loans increased by $480,000 or 9.6% to $5.48 million during the three months ended September 30, 2006, when compared with $5.00 million for the same 2005 period. The increase during the 2006 period resulted from an increase of $33.9 million or 8.7% in the average balance of loans. The yield earned on the loan portfolio remained consistent at 5.15%, an increase of four basis points, from 5.11% when compared to the same period in 2005. Interest on mortgage-backed securities decreased $370,000 or 17.3% to $1.77 million during the three months ended September 30, 2006, when compared with $2.14 million for the same 2005 period. The decrease during the 2006 period resulted from a decrease of $55.1 million or 25.6% in the average balance of mortgage-backed securities outstanding which was sufficient to offset an increase of forty-three basis points in the yield earned on mortgage-backed securities to 4.41% from 3.98%. Interest earned on investment securities increased by $440,000 or 28.2% to $2.00 million during the three months ended September 30, 2006, when compared to $1.56 million during the same 2005 period, due to a $5.6 million or 2.7% increase in the average balance coupled with a ninety-five basis point increase in yield to 3.92% from 2.97%. Interest earned on other interest-earning assets decreased by $36,000 or 19.5% to $149,000 during the three months ended September 30, 2006, when compared to $185,000 during the same 2005 period primarily due to a $7.2 million or 37.8% decrease in the average balance, partially offset by an increase of one hundred fourteen basis points in yield to 5.01% from 3.87%.

Interest expense on deposits increased $1.0 million or 27.0% to $4.7 million during the three months ended September 30, 2006, when compared to $3.7 million during the same 2005 period. Such increase was primarily attributable to an increase of seventy-nine basis points in the cost of interest-bearing deposits to 3.37% from 2.58%, partially offset by a decrease of $7.1 million or 1.3% in the average balance of interest-bearing deposits. Interest expense on borrowed money decreased $135,000 to $569,000 during the three months ended September 30, 2006 when compared with $704,000 during the same 2005 period. Such decrease was primarily attributable to a decrease of $17.9 million or 23.3% in the average balance of borrowings, partially offset by an increase of twenty basis points in the cost of borrowings to 3.87% from 3.67%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (CONT'D.)

Net interest income decreased $410,000 or 9.1% during the three months ended September 30, 2006, to $4.10 million when compared to $4.51 million for the same 2005 period. Such decrease was due to a $923,000 increase in total interest expense which more than offset an increase in total interest income of $513,000. Average interest-earning assets decreased $34.0 million or 4.1% while average interest-bearing liabilities decreased $25.0 million or 3.9%. The $9.0 million decrease in average net interest-earning assets was mainly attributable to a reduction in interest earning mortgage-backed securities, investments, and cash balances, partially offset by an increase in loans. The $25.0 million decrease in average interest-bearing liabilities consisted of a decrease of $17.9 million in borrowings coupled with a decrease of $7.1 million in interest-bearing deposits. Adding to the decreases in net interest-earning assets and net interest-bearing liabilities was a decline in the interest rate spread to 1.27% from 1.54%, due to a seventy-one basis point increase in the cost of interest-bearing liabilities which was partially offset by an increase of forty-four basis points in the yield earned on interest-earning assets.

During the three months ended September 30, 2006, the Bank provided $20,000 as a provision for loan losses as compared to $50,000 during the same 2005 period. The larger provision in the prior period was the result of a larger increase in the loan portfolio during the prior period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2006 and March 31, 2006, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $0 and $10,000 respectively, remaining under 0.01% of total loans and assets at both period ends. During the three months ended September 30, 2006 and 2005, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.33 million at September 30, 2006, representing 0.31% of total loans, as compared to $1.26 million, representing 0.31% of total loans at March 31, 2006, and $1.25 million, representing 0.31% of total loans at September 30, 2005.

Non-interest income increased $7,000 or 11.3% to $69,000 during the three months ended September 30, 2006 as compared to $62,000 for the same 2005 period.

Non-interest expenses increased by $496,000 or 19.3% to $3.061 million during the three months ended September 30, 2006, when compared with $2.565 million during the same 2005 period. The components of non-interest expenses which experienced the most significant change were salaries and employees benefits and directors' compensation which increased $398,000 and $170,000, respectively, partially offset by miscellaneous expenses which decreased $54,000. The 28.9% increase in salaries and employee benefits was mainly due to the expenses relating to the granting of stock options and awards to management, and to a lesser extent from normal salary increases, while the 134.8% increase in director's compensation was also largely attributable to the stock options and awards granted to non-employee Directors of the Company. The 14.2% decrease in miscellaneous expenses was mainly attributable to the prior period expensing of previously capitalized costs relating to potential branch sites. All other elements of non-interest expenses totaled $660,000 and $679,000 during the three months ended September 30, 2006 and 2005, respectively.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (CONT'D.)

Income taxes totaled $401,000 and $734,000 during the three months ended September 30, 2006 and 2005, respectively. The decrease during the 2006 period resulted from decreases in pre-tax income. The Company's effective income tax rate was 36.9% and 37.5% during the three months ended September 30, 2006 and 2005, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net income decreased $1.043 million or 41.7% to $1.458 million for the six months ended September 30, 2006 compared with $2.501 million for the same 2005 period. The decrease in net income during the 2006 period resulted primarily from an increase in total interest and non-interest expense partially offset by an increase in total interest income, and decreases in provision for loan losses and income taxes.

Interest income on loans increased by $1.1 million or 11.3% to $10.8 million during the six months ended September 30, 2006, when compared with $9.7 million for the same 2005 period. The increase during the 2006 period resulted from an increase of $40.1 million or 10.6% in the average balance of loans and a two basis point increase in the yield earned on the loan portfolio to 5.14% from 5.12%. Interest on mortgage-backed securities decreased $820,000 or 18.5% to $3.61 million during the six months ended September 30, 2006, when compared with $4.43 million for the same 2005 period. The decrease during the 2006 period resulted from a decrease of $57.3 million or 25.7% in the average balance of mortgage-backed securities outstanding partially offset by an increase of thirty-eight basis points in the yield earned on mortgage-backed securities to 4.35% from 3.97%. Interest earned on investment securities increased by $770,000 or 25.4% to $3.80 million during the six months ended September 30, 2006, when compared to $3.03 million during the same 2005 period due to an eighty basis point increase in yield to 3.74% from 2.94% partially offset by a $2.7 million or 1.3% decrease in the average balance. Interest earned on other interest-earning assets increased by $57,000 or 15.5% to $424,000 during the six months ended September 30, 2006, when compared to $367,000 during the same 2005 period primarily due to an increase of one hundred thirty-nine basis points in yield to 4.91% from 3.52%, partially offset by a $3.5 million or 17.0% decrease in average balance.

Interest expense on deposits increased $2.2 million or 31.9% to $9.1 million during the six months ended September 30, 2006, when compared to $6.9 million during the same 2005 period. Such increase was primarily attributable to an increase of seventy-eight basis points in the cost of interest-bearing deposits to 3.23% from 2.45%, and to lesser extent, an increase of $1.3 million or 0.2% in the average balance of interest-bearing deposits. Interest expense on borrowed money decreased $260,000 to $1.09 million during the six months ended September 30, 2006 when compared with $1.35 million during the same 2005 period. Such decrease was primarily attributable to a decrease of $17.0 million or 22.7% in the average balance of borrowings, partially offset by an increase of seventeen basis points in the cost of borrowings to 3.78% from 3.61%.

Net interest income decreased $884,000 or 9.5% during the six months ended September 30, 2006, to $8.378 million when compared to $9.262 million for the same 2005 period. Such decrease was due to a $1.966 million increase in total interest expense which more than offset an increase in total interest income of $1.082 million. Average interest-earning assets decreased $23.5 million or 2.8% while average interest-bearing liabilities decreased $15.6 million or 2.5%. The $7.8 million decrease in average net

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005(CONT'D.)

interest-earning assets was mainly attributable to a reduction in interest earning mortgage-backed securities, investments, and cash balances, partially offset by an increase in loans. The $15.7 million decrease in average interest-bearing liabilities consisted of a decrease of $17.0 million in borrowings partially offset by an increase of $1.3 million in interest-bearing deposits. Coupled with the decreases in net interest-earning assets and net interest-bearing liabilities was a decline in interest rate spread to 1.34% from 1.68% as an increase of thirty-nine basis points in the yield earned on interest-earning assets was more than offset by a sixty-nine basis point increase in the cost of interest-bearing liabilities.

During the six months ended September 30, 2006 the Bank provided $70,000 as a provision for loan losses as compared to $150,000 during the same 2005 period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2006 and March 31, 2006, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $0 and $10,000 respectively, or less than 0.01% of total loans and assets at both period ends. During the six months ended September 30, 2006 and 2005, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.33 million at September 30, 2006, representing 0.31% of total loans, as compared to $1.26 million, representing 0.31% of total loans and 12600.00% of loans delinquent ninety days or more at March 31, 2006 and $1.25 million, representing 0.31% of total loans and 3205.13% of loans delinquent ninety days or more at September 30, 2005.

Non-interest income decreased $7,000 or 5.0% to $133,000 during the six months ended September 30, 2006 as compared to $140,000 for the same 2005 period.

Non-interest expenses increased by $876,000 to $6.122 million during the six months ended September 30, 2006, when compared with $5.246 million during the same 2005 period. The components of non-interest expenses which experienced the most significant change were salaries and employees benefits and directors' compensation which increased $767,000 and $335,000, respectively, partially offset by miscellaneous expenses which decreased $170,000. The 27.5% increase in salaries and employee benefits was mainly due to the expenses relating to the granting of stock options and awards to management, and to a lesser extent from normal salary increases, while the 128.9% increase in director's compensation was also largely attributable to the stock options and awards granted to non-employee Directors of the Company. The 19.5% decrease in miscellaneous expenses was mainly attributable to the prior period expensing of previously capitalized costs relating to potential branch sites. All other elements of non-interest expenses totaled $1.27 million and $1.33 million during the six months ended September 30, 2006 and 2005, respectively.

Income taxes totaled $861,000 and $1.5 million during the six months ended September 30, 2006 and 2005, respectively. The decrease during the 2006 period resulted primarily from a decrease in pretax income. The Company's effective income tax rate was 37.1% and 37.6% during the six months ended September 30, 2006 and 2005, respectively.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The Company maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $92.9 million or 11.3% of total assets at September 30, 2006 as compared to $116.6 million or 14.0% of total assets at March 31, 2006.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the three months ended September 30, 2006. The primary source of cash was net income. The Company declared its ninth cash dividend during the three months ended September 30, 2006. Such dividend totaled $601,000 and was paid on September 1, 2006.

The primary sources of investing activity are lending and the purchases of securities. Net loans amounted to $428.8 million and $403.7 million at September 30 and March 31, 2006, respectively. Securities, including available for sale and held to maturity issues, totaled $354.9 million and $387.9 million at September 30 and March 31, 2006, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow funds up to approximately $79.4 million under an overnight line of credit, and $79.4 under a one-month overnight repricing line of credit agreement with the Federal Home Loan Bank of New York. At September 30, 2006, advances from the FHLB amounted to $61.1 million.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2006, the Bank has outstanding commitments to originate loans, and fund approved lines of credit, aggregating $5.63 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2006, totaled $292.1 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances scheduled to mature in one year or less at September 30, 2006, totaled $20.6 million.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets.

The following table sets forth the Bank's capital position at September 30, 2006, as compared to the minimum regulatory capital requirements:

                                                                                                                To Be Well
                                                                                                               Capitalized
                                                                                                               Under Prompt
                                                                               Minimum Capital                  Corrective
                                                    Actual                      Requirements                Actions Provisions
                                         -----------------------------  -----------------------------  ----------------------------
                                             Amount         Ratio           Amount         Ratio          Amount         Ratio
                                         --------------  -------------  --------------  -------------  -------------  -------------
Total Capital
  (to risk-weighted assets)               $    141,919         46.03%     $    24,666          8.00%    $    30,832         10.00%
                                         --------------  -------------  --------------  -------------  -------------  -------------

Tier 1 Capital
  (to risk-weighted assets)                    140,589         45.60%          12,333          4.00%         18,499          6.00%
                                         --------------  -------------  --------------  -------------  -------------  -------------

Core (Tier 1) Capital
  (to adjusted total assets)                   140,589         17.70%          31,780          4.00%         39,725          5.00%
                                         --------------  -------------  --------------  -------------  -------------  -------------

Tangible Capital
  (to adjusted total assets)                   140,026         17.64%          11,909          1.50%              -             -%
                                         --------------  -------------  --------------  -------------  -------------  -------------

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

NET PORTFOLIO VALUE. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of June 30, 2006, the most recent date the Bank's NPV was calculated by the OTS. The Bank expects that its NPV as of September 30, 2006 is consistent with the table below.

                                                                                      NPV as
                                                                                Percent of Portfolio
           Change in                     Net Portfolio Value                      Value of Assets
         Interest Rates    ---------------------------------------------  -----------------------------
        In Basis Points                        Dollar         Percent        NPV          Change In
         (Rate Shock)          Amount          Change          Change       Ratio        Basis Points
      ------------------   ---------------  ------------- --------------  ------------  ---------------
                                               (Dollars in Thousands)
              300           $      82,067    $   (60,091)        (42)%       11.29 %              (651)
                           ---------------  ------------- --------------  ------------  ---------------
              200                 102,041        (40,118)        (28)        13.60                (420)
                           ---------------  ------------- --------------  ------------  ---------------
              100                 122,008        (20,151)        (14)        15.76                (204)
                           ---------------  ------------- --------------  ------------  ---------------
            Static                142,159              -           -         17.80                   -
                           ---------------  ------------- --------------  ------------  ---------------
             -100                 157,942         15,784          11         19.29                 149
                           ---------------  ------------- --------------  ------------  ---------------
             -200                 168,664         26,506          19         20.22                 242
                           ---------------  ------------- --------------  ------------  ---------------

                                                  - 20 -

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

               CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended September 30, 2006.

                                                                              TOTAL NUMBER
                                                                                OF SHARES
                                                                                PURCHASED         MAXIMUM
                                                                               AS PART OF    NUMBER OF SHARES
                                                 TOTAL                          PUBLICLY      THAT MAY YET BE
                                               NUMBER OF       AVERAGE          ANNOUNCED     PURCHASED UNDER
                                                SHARES       PRICE PAID         PLANS OR       THE PLANS OR
                   PERIOD                     PURCHASED       PER SHARE         PROGRAMS         PROGRAMS
                   ------                     ---------       ---------         --------         --------
              July 2006 (1)
              Beginning date: July 1            91,256         $10.85            91,256              0
              Ending date: July 31

              August 2006 (2)
              Beginning date: August 1          42,406         $10.93            42,406           605,594
              Ending date: August 31

              September 2006 (2)
              Beginning date: September 1       115,174        $11.21            115,174          490,420
              Ending date: September 30

              ____________________
              (1) On February 1, 2006, the Company announced that the Board of
                  Directors had approved its second stock repurchase program authorizing the Company to repurchase up to 680,000 shares of the Company's common stock. This program expired on July 31, 2006, with the Company purchasing a total of 670,716 shares.

              (2) On August 16, 2006, the Company's Board of Directors approved its third stock repurchase program authorizing the Company to repurchase up to 648,000 shares of the Company's common stock.
                                     - 23 -

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

                                     PART II


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On August 17, 2006, the annual meeting of stockholders was held. John H. Peto, Raymond L. Sisco and Joseph C. Smith were elected to serve as directors with terms expiring in 2009. The Company's stockholders also ratified the appointment of Beard Miller Company LLP as the Company's independent public accountants for the year ending March 31, 2007.

The following are the results of the annual meeting:

ELECTION OF DIRECTORS.

                                                              FOR                     WITHHELD
                                                      ---------------------     ---------------------
     Nominees for                                            Number                    Number
      Three Year
        Terms:
------------------------------------------------      ---------------------     ---------------------
     John H. Peto                                              27,199,504                  1,556,099
   Raymond L. Sisco                                            27,203,266                  1,552,337
   Joseph C. Smith                                             27,657,941                  1,097,662

RATIFICATION OF INDEPENDENT AUDITORS.

         FOR                     AGAINST                    ABSTAIN
-----------------------    ---------------------      ---------------------

       28,377,784                 298,445                    79,374


ITEM 5.  Other Information
         -----------------

         None.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

                                     PART II


ITEM 6.  Exhibits
         --------

         The following Exhibits are filed as part of this report.

              3.1    Certificate of Incorporation of Clifton Savings Bancorp, Inc.*
              3.2    By-Laws of Clifton Savings Bancorp, Inc.*
              4.1    Specimen Stock Certificate of Clifton Savings Bancorp, Inc. *
              31.1   Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002 (filed herewith).
              31.2   Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002 (filed herewith).
              32.1   Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
                     18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                     of 2002 (filed herewith).
              __________________________

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





                                   CLIFTON SAVINGS BANCORP, INC.


Date: November 7, 2006             By: /s/ John A. Celentano, Jr.
                                       -----------------------------------------
                                       John A. Celentano, Jr.
                                       Chairman of the Board and Chief Executive
                                       Officer
                                       (Principal Executive Officer)


Date: November 7, 2006             By: /s/ Christine R. Piano
                                       -----------------------------------------
                                       Christine R. Piano
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Chief Accounting
                                       Officer)