Form 10-Q
period 2006-12-31
CLIFTON SAVINGS BANCORP INC
filed 2007-02-08
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                           Commission File No. 0-50358

                          CLIFTON SAVINGS BANCORP, INC.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         UNITED STATES                                        34-1983738
--------------------------------                        -----------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

1433 VAN HOUTEN AVENUE, CLIFTON, NEW JERSEY                     07015
-------------------------------------------                 --------------
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

The number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2007: 29,179,019 shares outstanding.

                                          CLIFTON SAVINGS BANCORP, INC.
                                                AND SUBSIDIARIES

                                                      INDEX

                                                                                                                  Page
PART I - FINANCIAL INFORMATION                                                                                   Number
                                                                                                              -------------
        Item 1:      Financial Statements

                     Consolidated Statements of Financial Condition (Unaudited)
                     at December 31, 2006 and March 31, 2006                                                       1

                     Consolidated Statements of Income (Unaudited)- For the Three
                     And Nine Months Ended December 31, 2006 and 2005                                              2

                     Consolidated Statements of Comprehensive Income (Unaudited) - For the
                     Three And Nine Months Ended December 31, 2006 and 2005                                        3

                     Consolidated Statements of Cash Flows (Unaudited) - For the
                     Nine Months Ended December 31, 2006 and 2005                                                4 - 5

                     Notes to Consolidated Financial Statements                                                  6 - 11

        Item 2:      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                              12 - 19

        Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                 20 - 21

        Item 4:      Controls and Procedures                                                                       22


PART II - OTHER INFORMATION

         Item 1:     Legal Proceedings                                                                             23

         Item 1A:    Risk Factors                                                                                  23

         Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds                                   23

         Item 3:     Defaults Upon Senior Securities                                                               24

         Item 4:     Submission of Matters to a Vote of Security Holders                                           24

         Item 5:     Other Information                                                                             24

         Item 6:     Exhibits                                                                                      25


SIGNATURES                                                                                                         26

                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 ----------------------------------------------
                                                   (Unaudited)

                                                                                        December 31,          March 31,
ASSETS                                                                                      2006                2006
                                                                                      -----------------   ------------------

Cash and due from banks                                                               $      6,805,351    $       4,561,894
Interest-bearing deposits in other banks                                                    51,512,682           12,511,134
Federal funds sold                                                                                   -            5,550,000
                                                                                      -----------------   ------------------
         Total cash and cash equivalents                                                    58,318,033           22,623,028
Securities available for sale:
     Investment                                                                              4,960,950           39,554,500
     Mortgage-backed                                                                        47,418,131           54,401,020
Securities held to maturity:
     Investment, estimated fair value of $163,511,000
       and $166,762,000, respectively                                                      164,988,239          169,985,390
     Mortgage-backed, estimated fair value of $95,899,000
       and $120,745,000, respectively                                                       97,631,369          123,908,717

Loans receivable                                                                           425,800,163          404,941,556
Allowance for loan losses                                                                   (1,340,000)          (1,260,000)
                                                                                      -----------------   ------------------
         Net loans                                                                         424,460,163          403,681,556

Premises and equipment                                                                       8,466,530            8,833,150
Federal Home Loan Bank of New York stock                                                     3,257,500            3,780,200
Interest receivable                                                                          3,998,211            4,523,789
Other assets                                                                                 3,440,402            3,588,946
                                                                                      -----------------   ------------------
         Total assets                                                                 $    816,939,528    $     834,880,296
                                                                                      =================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                         $    572,568,932    $     571,962,103
     Advances from Federal Home Loan Bank of New York                                       46,241,767           57,874,218
     Advance payments by borrowers for taxes and insurance                                   3,883,562            3,833,311
     Other liabilities and accrued expenses                                                  3,984,627            3,462,338
                                                                                      -----------------   ------------------
         Total liabilities                                                                 626,678,888          637,131,970
                                                                                      -----------------   ------------------
Stockholders' equity:
     Preferred stock (par value $0.01), authorized 1,000,000
       shares; issued and outstanding - none                                                         -                    -
     Common stock (par value $0.01), authorized 75,000,000
       shares; 30,530,470 shares issued; 29,329,200 shares outstanding at December 31, 2006; 30,284,480 shares outstanding at
       March 31, 2006                                                                          305,305              305,305
     Paid-in capital                                                                       131,152,921          133,859,581
     Deferred compensation obligation under Rabbi Trust                                        134,828              105,860
     Retained earnings - substantially restricted                                           81,479,844           81,275,666
     Treasury stock, at cost, 1,201,270 shares at December 31, 2006
      and 245,990 shares at March 31, 2006                                                 (13,184,079)          (2,559,207)
     Common stock acquired by Employee Stock Ownership Plan ("ESOP")                        (8,792,773)          (9,342,322)
     Unearned common stock held by the Equity Incentive Plan                                         -           (4,386,114)
     Accumulated other comprehensive loss                                                     (746,817)          (1,456,072)
     Stock held by Rabbi Trust                                                                 (88,589)             (54,371)
                                                                                      -----------------   ------------------
         Total stockholders' equity                                                        190,260,640          197,748,326
                                                                                      -----------------   ------------------
         Total liabilities and stockholders' equity                                   $    816,939,528    $     834,880,296
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

                                                           - 1 -

                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                        ---------------------------------
                                                   (Unaudited)

                                                             Three Months Ended                    Nine Months Ended
                                                                December 31,                          December 31,
                                                    ------------------------------------- -------------------------------------
                                                           2006                2005              2006                2005
                                                    ------------------  ----------------- ------------------   ----------------
Interest income:
      Loans                                         $       5,524,375   $      5,053,918  $      16,279,553    $    14,737,706
      Mortgage-backed securities                            1,681,856          1,958,419          5,295,600          6,391,572
      Investment securities                                 1,884,927          1,633,295          5,685,546          4,661,232
      Other interest-earning assets                           421,988            158,601            846,086            525,897
                                                    ------------------  ----------------- ------------------   ----------------
              Total interest income                         9,513,146          8,804,233         28,106,785         26,316,407
                                                    ------------------  ----------------- ------------------   ----------------
Interest expense:
      Deposits                                              5,201,812          4,013,310         14,324,643         10,914,697
      Advances                                                486,162            610,171          1,579,033          1,958,920
                                                    ------------------  ----------------- ------------------   ----------------
              Total interest expense                        5,687,974          4,623,481         15,903,676         12,873,617
                                                    ------------------  ----------------- ------------------   ----------------

Net interest income                                         3,825,172          4,180,752         12,203,109         13,442,790
Provision for loan losses                                      10,000             10,000             80,000            160,000
                                                    ------------------  ----------------- ------------------   ----------------
Net interest income after provision
      for loan losses                                       3,815,172          4,170,752         12,123,109         13,282,790
                                                    ------------------  ----------------- ------------------   ----------------
Non-interest income:
      Fees and service charges                                 46,947             51,975            167,470            173,394
      Miscellaneous                                             7,499              8,424             19,816             27,392
                                                    ------------------  ----------------- ------------------   ----------------
              Total non-interest income                        54,446             60,399            187,286            200,786
                                                    ------------------  ----------------- ------------------   ----------------

Non-interest expenses:
      Salaries and employee benefits                        1,750,580          2,244,194          5,304,189          5,031,278
      Net occupancy expense of premises                       244,664            245,777            723,283            721,811
      Equipment                                               226,071            245,077            691,358            724,067
      Directors' compensation                                 292,365            532,467            887,296            792,338
      Legal                                                    64,138             53,946            191,865            213,438
      Advertising                                              73,557            104,228            238,745            281,029
      Federal insurance premium                                18,287             18,935             55,095             57,016
      Miscellaneous                                           314,991            400,855          1,015,062          1,270,867
                                                    ------------------  ----------------- ------------------   ----------------
              Total non-interest expenses                   2,984,653          3,845,479          9,106,893          9,091,844
                                                    ------------------  ----------------- ------------------   ----------------

Income before income taxes                                    884,965            385,672          3,203,502          4,391,732
Income taxes                                                  325,000            101,234          1,186,000          1,606,234
                                                    ------------------  ----------------- ------------------   ----------------
Net income                                          $         559,965   $        284,438  $       2,017,502    $     2,785,498
                                                    ==================  ================= ==================   ================

Basic earnings per share                            $            0.02   $           0.01  $            0.07    $          0.10
                                                    ==================  ================= ==================   ================
Diluted earnings per share                          $            0.02   $           0.01  $            0.07    $          0.10
                                                    ==================  ================= ==================   ================

Dividends per common share                          $            0.05   $           0.05  $            0.15    $          0.15
                                                    ==================  ================= ==================   ================

Weighted average number of common shares
 and common stock equivalents outstanding:
      Basic                                                28,199,664         28,911,187         28,355,313         29,212,026
                                                    ==================  ================= ==================   ================
      Diluted                                              28,430,139         28,914,270         28,455,548         29,213,394
                                                    ==================  ================= ==================   ================

See notes to consolidated financial statements.

                                                             - 2 -

                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (Unaudited)



                                                             Three Months Ended                    Nine Months Ended
                                                                December 31,                          December 31,
                                                    ------------------------------------- -------------------------------------
                                                          2006                2005              2006                2005
                                                    ------------------  ----------------- ------------------   ----------------
Net income                                          $         559,965   $        284,438  $       2,017,502    $     2,785,498
                                                    ------------------  ----------------- ------------------   ----------------

Other comprehensive income (loss),
  net of income taxes:
      Gross unrealized holding gain (loss) on
        securities available for sale                         218,716           (206,176)         1,180,911             32,901
      Deferred income tax (expense) benefit                   (87,355)            82,347           (471,656)           (13,141)
                                                    ------------------  ----------------- ------------------   ----------------
Other comprehensive income (loss)                             131,361           (123,829)           709,255             19,760
                                                    ------------------  ----------------- ------------------   ----------------

Comprehensive income                                $         691,326   $        160,609  $       2,726,757    $     2,805,258
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


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------
                                                   (Unaudited)

                                                                                         Nine Months Ended December 31,
                                                                                        ----------------------------------
                                                                                             2006              2005
                                                                                        ----------------  ----------------
Cash flows from operating activities:
     Net income                                                                         $     2,017,502   $     2,785,498
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                                 480,912           514,663
        Net amortization of deferred fees and costs, premiums and discounts                     394,133           512,738
        Provision for loan losses                                                                80,000           160,000
        Loss on disposal of premises and equipment                                                    -             7,527
        Decrease in interest receivable                                                         525,578           771,647
        Deferred income taxes                                                                  (307,930)         (127,454)
        (Increase) in other assets                                                              (10,932)         (205,873)
        (Dncrease) in accrued interest payable                                                  (32,664)          (31,700)
        Increase (decrease) in other liabilities                                                554,953          (902,754)
        ESOP shares committed to be released                                                    609,936           569,723
        Restricted stock expense                                                                892,317         1,295,894
        Stock option expense                                                                    570,955                 -
        Increase in deferred compensation obligation under Rabbi Trust                           28,968            25,213
                                                                                        ----------------  ----------------
           Net cash provided by operating activities                                          5,803,728         5,375,122
                                                                                        ----------------  ----------------

Cash flows from investing activities: Proceeds from calls, maturities and repayments of:
        Investment securities available for sale                                             35,000,000         5,000,000
        Mortgage-backed securities available for sale                                         7,751,144        10,162,236
        Investment securities held to maturity                                               35,000,000         8,000,000
        Mortgage-backed securities held to maturity                                          25,911,288        37,599,752
     Redemptions of Federal Home Loan Bank of New York stock                                  1,164,800         2,071,900
     Purchases of:
        Investment securities held to maturity                                              (30,000,000)      (25,000,000)
        Loan receivable                                                                      (3,706,382)       (5,036,751)
        Premises and equipment                                                                 (118,542)         (266,871)
        Federal Home Loan Bank of New York stock                                               (642,100)       (1,520,000)
     Net change in loans receivable                                                         (17,176,943)      (40,664,564)
                                                                                        ----------------  ----------------
           Net cash provided by (used in) investing activities                               53,183,265        (9,654,298)
                                                                                        ----------------  ----------------

See notes to consolidated financial statements.


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                 ----------------------------------------------
                                                   (Unaudited)

                                                                                         Nine Months Ended December 31,
                                                                                        ----------------------------------
                                                                                             2006              2005
                                                                                        ----------------  ----------------
Cash flows from financing activities:
     Net increase in deposits                                                                   606,829        17,197,492
     Net (decrease) in short-term borrowed funds                                                      -        (5,000,000)
     Principal payments on advances from Federal Home Loan Bank of New York                 (11,632,451)      (11,528,634)
     Net increase in payments by borrowers for taxes and insurance                               50,251           160,475
     Dividends paid                                                                          (1,813,324)       (1,862,163)
     Purchase of treasury stock                                                             (10,656,213)       (7,179,022)
     Exercise of stock options                                                                   24,494                 -
     Tax benefit from equity incentive plan                                                     128,426                 -
                                                                                        ----------------  ----------------
           Net cash (used in ) financing activities                                         (23,291,988)       (8,211,852)
                                                                                        ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                                         35,695,005       (12,491,028)
Cash and cash equivalents - beginning                                                        22,623,028        31,120,558
                                                                                        ----------------  ----------------
Cash and cash equivalents - ending                                                      $    58,318,033   $    18,629,530
                                                                                        ================  ================

Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                             $    15,936,340   $    12,905,317
                                                                                        ================  ================
        Income taxes paid, net of refunds                                               $     2,209,607   $     3,133,133
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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION
--------------------------------

The consolidated financial statements include the accounts of the Clifton Savings Bancorp, Inc. (the "Company"), the Company's wholly-owned subsidiary, Clifton Savings Bank, S.L.A. (the "Bank") and the Bank's wholly-owned subsidiary, Botany Inc. ("Botany"). The Company's business consists principally of investing in securities and the operation of the Bank. Botany's business consists solely of holding investment and mortgage-backed securities, and is treated under New Jersey tax law as a New Jersey Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended December 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2006, which are included in the Company's Annual Report on Form 10-K as filed with Securities and Exchange Commission on June 14, 2006.

3.   EARNINGS PER SHARE (EPS)
-----------------------------

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released, unvested restricted stock awards and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock awards and options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and nine months ended December 31, 2006, include incremental shares related to outstanding stock options and unvested restricted stock awards of 126,659 and 103,816, and 12,914 and 87,321 respectively. The calculation of diluted EPS for the three and nine months ended December 31, 2005 includes incremental shares related to outstanding stock options of 4,334 and 1,923, respectively. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

4. DIVIDEND WAIVER
------------------

During the three and nine months ended December 31, 2006 and 2005, respectively, Clifton MHC ("MHC"), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Office of Thrift Supervision ("OTS"), to receive cash dividends of approximately $840,000 and $2,519,000 and $840,000 and $2,519,000, respectively, on the shares of Company common stock it owns.

                           CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ------------------------------------------


5. STOCK REPURCHASE PLAN
------------------------

On February 1, 2006, the Company's Board of Directors authorized the repurchase of up to 680,000 shares of the Company's outstanding stock, representing approximately 5% of the outstanding shares owned by entities other than MHC. During the nine months ended December 31, 2006, 525,945 shares were repurchased under this plan at a total cost of $5.59 million or $10.62 per share. Under this second repurchase program, which began in February 2006 and expired on July 31, 2006, 670,716 shares were purchased at a total cost of approximately $7.10 million, or $10.58 per share.

On August 16, 2006, the Company's Board of Directors authorized a third repurchase program for up to 648,000 shares, or approximately 5% of the Company's outstanding common stock held by entities other than MHC. During the three and nine months ended December 31, 2006, 257,069 and 414,649 shares were repurchased under this plan, respectively, at a total cost of $3.10 million or $12.04 per share and $4.85 million or $11.70 per share, respectively.

In December 2006, 17,906 shares were purchased at a total cost of approximately $218,000 or $12.17 per share, representing the withholding of shares subject to restricted stock awards under Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan for payment of taxes due upon the vesting of restricted stock awards.

6. INCOME TAXES
---------------

Under New Jersey tax law, Botany is subject to a 3.6% state income tax rate as compared to the 9.0% rate to which the Company and Bank are subject. The presence of Botany during the three and nine months ended December 31, 2006 and 2005, respectively, resulted in an income tax savings of approximately $62,000 and $180,000, and $52,000 and $152,000, respectively.

7. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST
----------------------------------------------------------

Periodic pension expense for the director's and former President's retirement plans were as follows:

                                                                        Three Months                Nine Months
                                                                     Ended December 31,          Ended December 31,
                                                              -----------------------------  -------------------------
                                                                  2006            2005          2006         2005
                                                              --------------   ------------  ------------ ------------
                                                                                    (In thousands)
Service cost                                                  $           5    $         4   $        15  $        12
Interest cost                                                            34             28           102           84
Amortization of past service cost                                        22             22            66           66
Amortization of unrecognized net loss (gain)                              3             (3)            9           (9)
                                                              --------------   ------------  ------------ ------------
Net periodic benefit cost                                     $          64    $        51   $       192  $       153
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

In April 2006, 1,675 shares of restricted stock and 3,588 options that had been previously awarded were forfeited by a participant due to the participant's discontinued employment by the Bank. The Company reversed approximately $1,400 of restricted stock compensation expense in April 2006 resulting from that forfeiture. In December 2006, 719 shares of restricted stock that had been previously awarded were forfeited by a participant due to the participant's discontinued employment by the Bank. The Company may consider awarding these such shares and options at a later date.

During the three and nine months ended December 31, 2006, the Company recorded stock option expense of $190,000 and $571,000, respectively. The Company recognized approximately $55,000 and $165,000, for the three and nine months ended December 31, 2006, respectively, of income tax benefits resulting from this expense. Prior to April 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method. No stock-based compensation was reflected in net income. If the Company had accounted for all employee stock options granted prior to April 1, 2006 under the fair value based accounting method of SFAS No.123, net income and earnings per share for the three and nine month periods ended December 31, 2005 would have been as follows:

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


8. OTHER STOCK-BASED COMPENSATION(CONT'D.)
------------------------------------------

                                                                        Three Months            Nine Months
                                                                           Ended                   Ended
                                                                     -------------------   ----------------------
                                                                                   December 31, 2005
                                                                     --------------------------------------------
                                                                      (Dollars In Thousands Except Share Data)
Net income as reported                                               $              284    $               2,785
Add: Expense recognized for the Equity Incentive Plan
   net of related tax effect of $518 and $518, respectively                         778                      778
Deduct: Equity Incentive Plan expense determined
  under fair value based method, net of related tax
  effect of $624 and $863, respectively                                          (1,039)                  (1,628)
                                                                     -------------------   ----------------------
Pro forma net income                                                 $               23    $               1,935
                                                                     ===================   ======================
Basic/diluted earnings per share as reported                         $             0.01    $                0.10
                                                                     ===================   ======================
Pro forma basic/diluted earnings per share                           $             0.00    $                0.07
                                                                     ===================   ======================


A summary of the Company's stock option activity and related information for its option plan for the nine months ended December 31, 2006 is as follows:

                                                                                                Weighted Average        Aggregate
                                                    Number of           Weighted Average           Remaining            Intrinsic
                                                  Stock Options          Exercise Price         Contractual Term          Value
                                                ------------------   ---------------------  ----------------------- ----------------
Balance at March 31, 2006                               1,483,510                   $10.24
Granted                                                         -                        -
Exercised                                                  (2,392)                   10.24                               $      742
Forfeited or cancelled                                     (3,588)                   10.24
                                               -------------------   ----------------------
Outstanding at December 31, 2006                        1,477,530                   $10.24              8.67 Years        2,881,184
                                               ===================   ======================
Exercisable at December 31, 2006                          591,012                   $10.24              8.67 Years        1,152,473
                                               ===================   ======================

Expected future compensation expense relating to the 887,000 non-vested options outstanding as of December 31, 2006 is $1.1 million over a weighted average period of 2.7 years.

The restricted shares awarded on December 7, 2005 had a grant date fair value of $10.22 per share. 20% of the shares awarded were immediately vested, with an additional 20% becoming vested annually thereafter. During the three and nine months ended December 31, 2006, $298,000 and $892,000, respectively, in expense was recognized with regard to these awards. The Company recognized approximately $119,000 and $356,000 of income tax benefits resulting from this expense for the three and nine months ended December 31, 2006, respectively.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

8. OTHER STOCK-BASED COMPENSATION(CONT'D.)
------------------------------------------

The following is a summary of the status of the Company's restricted shares as of December 31, 2006 and changes during the nine months ended December 31, 2006:

                                                                       Weighted Average
                                                  Restricted              Grant Date
                                                    Shares                Fair Value
                                              --------------------   ----------------------
Non-vested at March 31, 2006                              468,185                $10.22
      Vested                                             (116,627)                10.22
      Granted                                                   -                     -
      Forfeited                                            (2,394)                10.22
                                              --------------------   ----------------------
Non-vested at December 31, 2006                           349,164                $10.22
                                              ====================   ======================

Expected future compensation expense relating to the 350,000 non-vested restricted shares outstanding at December 31, 2006 is $3.5 million over a weighted average period of 2.9 years.

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

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's results of operations depend primarily on its net interest income, which is a direct result of the interest rate environment. Net interest income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. It is a function of the average balances of loans and securities versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and securities and the cost of those deposits and borrowed funds.

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 38.6% and 52.0%, respectively, of total assets at December 31, 2006, as compared to 46.5% and 48.4%, respectively, at March 31, 2006. Cash and cash equivalents increased to 7.1% of total assets at December 31, 2006 from 2.7% at March 31, 2006. The largest change in the balance of interest-earning assets between March 31, 2006 and December 31, 2006 was a decrease of $72.9 million or 18.8% in securities, which was mainly used to fund increases of $35.7 million or 158.0% in cash and cash equivalents and $20.8 million or 5.2% in loans receivable.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). Deposits increased $600,000, or 0.1% between March 31, 2006 and December 31, 2006, which was more than offset by a decrease in borrowed funds of $11.7 million, or 20.2%. Long-term borrowings totaling $11.7 million were repaid during the period in accordance with their original terms.

Net interest income decreased $360,000 or 8.6%, during the three months ended December 31, 2006, when compared with the same 2005 period. Such decrease was due to an increase in total interest expense of $1.06 million which was partially offset by a $709,000 increase in total interest income. Average interest-earning assets decreased $32.5 million or 3.9%, while average interest-bearing liabilities decreased $25.9 million or 4.1%. The $6.6 million decrease in average net interest-earning assets was mainly attributable to a reduction in interest earning mortgage-backed securities and investments. In addition to the decrease in net interest-earning assets, there was a decline in interest rate spread to 1.10% from 1.37% as an increase of fifty-four basis points in the yield earned on interest-earning assets was not sufficient to offset an eighty-one basis point increase in the cost of interest-bearing liabilities.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

Results of operations also depend, to a lesser extent, on non-interest income generated, provision for loan losses recorded and non-interest expense. During the three months ended December 31, 2006, non-interest income decreased $6,000 or 10.0%, provision for loan losses remained constant at $10,000, and non-interest expense decreased $861,000 or 22.4%.

CHANGES IN FINANCIAL CONDITION

The Company's assets at December 31, 2006, totaled $816.9 million, which represents a decrease of $18.0 million or 2.2% as compared with $834.9 million at March 31, 2006.

Cash and cash equivalents at December 31, 2006, totaled $58.3 million, which represents an increase of $35.7 million or 158.0% as compared with $22.6 million at March 31, 2006. This cash increase resulted from repayments from mortgage-backed and investment securities being reinvested into higher yielding interest-bearing deposits.

Securities available for sale at December 31, 2006 decreased $41.6 million or 44.3% to $52.4 million when compared with $94.0 million at March 31, 2006. The decrease during the nine months ended December 31, 2006, resulted primarily from maturities and repayments totaling $42.8 million partially offset by a decrease in unrealized losses of $1.2 million on the portfolios.

Securities held to maturity at December 31, 2006 decreased $31.3 million or 10.6% to $262.6 million when compared with $293.9 million at March 31, 2006. The decrease during the nine months ended December 31, 2006, resulted primarily from maturities and repayments totaling $60.9 million which were partially reinvested into higher yielding investments, loans and interest-bearing deposits.

Net loans at December 31, 2006 increased $20.8 million or 5.2 % to $424.5 million when compared with $403.7 million at March 31, 2006. The increase during the nine months ended December 31, 2006, resulted primarily from continued strong origination volume in one-to- four family residential real estate loans and second mortgage loans which outpaced repayments. The increase in loans receivable was funded by the redeployment of cash from security repayments and maturities.

Total liabilities decreased $10.4 million or 1.6% to $626.7 million at December 31, 2006 from $637.1 at March 31, 2006. Deposits at December 31, 2006 increased minimally by $600,000 or 0.1% to $572.6 million when compared with $572.0 million at March 31, 2006. Borrowings decreased $11.7 million or 20.2% to $46.2 million at December 31, 2006, as compared with $57.9 million at March 31, 2006. $11.7 million in long-term borrowings were repaid during the nine months ended December 31, 2006 in accordance with their original terms. $13 million in short-term borrowed funds were originated and repaid during the nine months ended December 31, 2006.

At December 31, 2006, the remaining borrowings of $46.2 million have an average interest rate of 3.85%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


CHANGES IN FINANCIAL CONDITION (CONT'D.)

Stockholders' equity totaled $190.3 million and $197.7 million at December 31, 2006 and March 31, 2006, respectively. The decrease of $7.4 million, or 3.7%, for the nine months ended December 31, 2006, resulted primarily from the repurchase of 958,500 shares of Company common stock for $10.66 million and cash dividends paid of $1.81 million, partially offset by net income of $2.02 million, a net decrease in unrealized losses of $709,000 on the available for sale securities portfolios, ESOP shares committed to be released of $610,000, and $1.59 million for stock options and awards earned under the Equity Incentive Plan and related tax benefits.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

Net income increased $276,000 or 97.2% to $560,000 for the three months ended December 31, 2006 compared with $284,000 for the same 2005 period. The increase in net income during the 2006 period resulted primarily from a decrease in non-interest expenses partially offset by a decrease in net interest income and an increase in income taxes.

Interest income on loans increased by $470,000 or 9.3% to $5.52 million during the three months ended December 31, 2006, when compared with $5.05 million for the same 2005 period. The increase during the 2006 period resulted from an increase of $27.5 million or 6.9% in the average balance of loans. The yield earned on the loan portfolio increased to 5.18%, an increase of twelve basis points, from 5.06% when compared to the same period in 2005. Interest on mortgage-backed securities decreased $280,000 or 14.3% to $1.68 million during the three months ended December 31, 2006, when compared with $1.96 million for the same 2005 period. The decrease during the 2006 period resulted from a decrease of $47.8 million or 24.2% in the average balance of mortgage-backed securities outstanding which was sufficient to offset an increase of fifty-two basis points in the yield earned on mortgage-backed securities to 4.48% from 3.96%. Interest earned on investment securities increased by $260,000 or 16.0% to $1.89 million during the three months ended December 31, 2006, when compared to $1.63 million during the same 2005 period, due to a one hundred five basis point increase in yield to 4.13% from 3.08%, partially offset by a decrease in the average balance by $29.6 million or 14.0%. Interest earned on other interest-earning assets increased by $263,000 or 165.4% to $422,000 during the three months ended December 31, 2006, when compared to $159,000 during the same 2005 period primarily due to a $17.4 million or 115.8% increase in the average balance, coupled with an increase of ninety-eight basis points in yield to 5.21% from 4.23%.

Interest expense on deposits increased $1.2 million or 30.0% to $5.2 million during the three months ended December 31, 2006, when compared to $4.0 million during the same 2005 period. Such increase was primarily attributable to an increase of eighty-nine basis points in the cost of interest-bearing deposits to 3.70% from 2.81%, partially offset by a decrease of $9.0 million or 1.6% in the average balance of interest-bearing deposits. Interest expense on borrowed money decreased $124,000 to $486,000 during the three months ended December 31, 2006 when compared with $610,000 during the same 2005 period. Such decrease was primarily attributable to a decrease of $16.9 million or 25.2% in the average balance of borrowings, partially offset by an increase of twenty-three basis points in the cost of borrowings to 3.87% from 3.64%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (CONT'D.)

Net interest income decreased $360,000 or 8.6% during the three months ended December 31, 2006, to $3.82 million when compared to $4.18 million for the same 2005 period. Such decrease was due to a $1.06 million increase in total interest expense which more than offset an increase in total interest income of $709,000. Average interest-earning assets decreased $32.5 million or 3.9% while average interest-bearing liabilities decreased $25.9 million or 4.1%. The $6.6 million decrease in average net interest-earning assets was mainly attributable to a reduction in interest earning mortgage-backed securities and investments, partially offset by increases in loans and cash balances. The $25.9 million decrease in average interest-bearing liabilities consisted of a decrease of $16.9 million in borrowings coupled with a decrease of $9.0 million in interest-bearing deposits. Adding to the decreases in net interest-earning assets and net interest-bearing liabilities was a decline in the interest rate spread to 1.10% from 1.37%, due to an eighty-one basis point increase in the cost of interest-bearing liabilities which was partially offset by an increase of fifty-four basis points in the yield earned on interest-earning assets.

During both the three months ended December 31, 2006, and 2005 the Bank provided $10,000 as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At December 31, 2006 and March 31, 2006, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $47,000 and $10,000 respectively, remaining at or under 0.01% of total loans and assets at both period ends. During the three months ended December 31, 2006 and 2005, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.34 million at December 31, 2006, representing 0.32% of total loans, as compared to $1.26 million, representing 0.31% of total loans at March 31, 2006, and $1.26 million, representing 0.31% of total loans at December 31, 2005.

Non-interest income decreased $6,000 or 10.0% to $54,000 during the three months ended December 31, 2006 as compared to $60,000 for the same 2005 period.

Non-interest expenses decreased by $870,000 or 22.6% to $2.98 million during the three months ended December 31, 2006, when compared with $3.85 million during the same 2005 period. The components of non-interest expenses which experienced the most significant change were salaries and employee benefits, directors' compensation, and miscellaneous expenses which decreased $494,000, $240,000, and $86,000, respectively. The 22.0% and 45.1% decreases in salaries and employee benefits and director's compensation was mainly due to the granting of stock awards to employees and directors in December 2005, of which the expense relating to the immediate vesting of 20% was recorded in December 2005. The expense of these awards recorded during the quarter ended December 2005 for employees and directors was $898,000 and $398,000, respectively, as compared to $206,000 and $92,000, respectively, for the same 2006 period. The 21.4% decrease in miscellaneous expenses was mainly attributable to the prior period expensing of previously capitalized costs relating to potential branch sites. All other elements of non-interest expenses totaled $627,000 and $668,000 during the three months ended December 31, 2006 and 2005, respectively.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (CONT'D.)

Income taxes totaled $325,000 and $101,000 during the three months ended December 31, 2006 and 2005, respectively. The increase during the 2006 period resulted from an increase in pre-tax income. The Company's effective income tax rate was 36.7% and 26.2% during the three months ended December 31, 2006 and 2005, respectively. The lower tax rate for the period ended December 31, 2005 was due to the effect on pretax income of the immediate vesting of 20% of restricted stock recorded in December 2005.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

Net income decreased $770,000 or 27.6% to $2.02 million for the nine months ended December 31, 2006 compared with $2.79 million for the same 2005 period. The decrease in net income during the 2006 period resulted primarily from an increase in total interest and non-interest expense partially offset by an increase in total interest income, and decreases in provision for loan losses and income taxes.

Interest income on loans increased by $1.6 million or 10.9% to $16.3 million during the nine months ended December 31, 2006, when compared with $14.7 million for the same 2005 period. The increase during the 2006 period resulted from an increase of $36.0 million or 9.4% in the average balance of loans and a five basis point increase in the yield earned on the loan portfolio to 5.16% from 5.11%. Interest on mortgage-backed securities decreased $1.1 million or 17.2% to $5.3 million during the nine months ended December 31, 2006, when compared with $6.4 million for the same 2005 period. The decrease during the 2006 period resulted from a decrease of $54.1 million or 25.2% in the average balance of mortgage-backed securities outstanding partially offset by an increase of forty-three basis points in the yield earned on mortgage-backed securities to 4.39% from 3.96%. Interest earned on investment securities increased by $1.0 million or 21.3% to $5.7 million during the nine months ended December 31, 2006, when compared to $4.7 million during the same 2005 period due to an eighty-six basis point increase in yield to 3.86% from 3.00% partially offset by a $10.8 million or 5.2% decrease in the average balance. Interest earned on other interest-earning assets increased by $320,000 or 60.8% to $846,000 during the nine months ended December 31, 2006, when compared to $526,000 during the same 2005 period due to an increase of one hundred thirty-two basis points in yield to 5.05% from 3.73%, and a $3.5 million or 18.7% increase in average balance.

Interest expense on deposits increased $3.4 million or 31.2% to $14.3 million during the nine months ended December 31, 2006, when compared to $10.9 million during the same 2005 period. Such increase was primarily attributable to an increase of eighty-two basis points in the cost of interest-bearing deposits to 3.39% from 2.57%, and to lesser extent, an increase of 1.0 million or 0.2% in the average balance of interest-bearing deposits. Interest expense on borrowed money decreased $380,000 or 19.4% to $1.58 million during the nine months ended December 31, 2006 when compared with $1.96 million during the same 2005 period. Such decrease was primarily attributable to a decrease of $17.1 million or 23.9% in the average balance of borrowings, partially offset by an increase of twenty-two basis points in the cost of borrowings to 3.87% from 3.65%.

Net interest income decreased $1.2 million or 9.0% during the nine months ended December 31, 2006, to $12.2 million when compared to $13.4 million for the same 2005 period. Such decrease was due to a $3.0 million increase in total interest expense which more than offset an increase in total interest income of $1.8 million. Average interest-earning assets decreased $25.4 million or 3.1%, while average interest-bearing liabilities decreased $18.0 million or 2.8%. The $7.4 million decrease in average net interest

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (CONT'D.)

earning assets was mainly attributable to a reduction in mortgage-backed securities and investments, partially offset by increases in loans and cash balances. The $18.1 million decrease in average interest-bearing liabilities consisted of decreases of $17.1 million in borrowings and $1.0 million in interest-bearing deposits. Coupled with the decreases in net interest-earning assets and net-interest bearing liabilities was a decline in interest rate spread to 1.25% from 1.55% as an increase of forty-three basis points in the yield earned on interest-earning assets was more than offset by a seventy-three basis point increase in the cost of interest-bearing liabilities.

During the nine months ended December 31, 2006 the Bank provided $80,000 as a provision for loan losses as compared to $160,000 during the same 2005 period. The larger provision in the prior nine month period was the result of a larger increase in the loan portfolio during that period. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At December 31, 2006 and March 31, 2006, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $47,000 and $10,000 respectively, remaining at or under 0.01% of total loans and assets at both period ends. During the nine months ended December 31, 2006 and 2005, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.34 million at December 31, 2006, representing 0.32% of total loans and 2851.06% of loans delinquent ninety days or more, as compared to $1.26 million, representing 0.31% of total loans and 12600.00% of loans delinquent ninety days or more at March 31, 2006 and $1.26 million, representing 0.31% of total loans and 3073.17% of loans delinquent ninety days or more at December 31, 2005.

Non-interest income decreased $14,000 or 7.0% to $187,000 during the nine months ended December 31, 2006 as compared to $201,000 for the same 2005 period.

Non-interest expenses increased by $20,000 or 0.22% to $9.11 million during the nine months ended December 31, 2006, when compared with $9.09 million during the same 2005 period. The components of non-interest expenses which experienced the most significant change were salaries and employees benefits and directors' compensation which increased $273,000 and $95,000, respectively, partially offset by miscellaneous expenses which decreased $256,000. The 5.4% increase in salaries and employee benefits was mainly due to the expenses relating to the granting of stock options to management, and normal salary increases, partially offset by a decrease in expenses related to stock awards. The 12.0% increase in director's compensation was also largely attributable to the stock options granted to non-employee Directors of the Company, partially offset by a decrease in expenses related to stock awards. The 20.1% decrease in miscellaneous expenses was mainly attributable to the prior period expensing of previously capitalized costs relating to potential branch sites. All other elements of non-interest expenses totaled $1.9 million and $2.0 million during the nine months ended December 31, 2006 and 2005, respectively.

Income taxes totaled $1.2 million and $1.6 million during the nine months ended December 31, 2006 and 2005, respectively. The decrease during the 2006 period resulted primarily from a decrease in pretax income. The Company's effective income tax rate was 37.0% and 36.6% during the nine months ended December 31, 2006 and 2005, respectively.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The Company maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $110.7 million or 13.6% of total assets at December 31, 2006 as compared to $116.6 million or 14.0% of total assets at March 31, 2006.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the three months ended December 31, 2006. The primary source of cash was net income. The Company declared a cash dividend during the three months ended December 31, 2006. totaling $594,000 and the dividend was paid on December 8, 2006. Dividends declared totaled $1.8 million during the nine months ended December 31, 2006.

The primary uses of investing activity are lending and the purchases of securities. Net loans amounted to $424.5 million and $403.7 million at December 31 and March 31, 2006, respectively. Securities, including available for sale and held to maturity issues, totaled $315.0 million and $387.9 million at December 31 and March 31, 2006, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments and maturities on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow funds up to approximately $79.4 million under an overnight line of credit, and $79.4 under a one-month overnight repricing line of credit agreement with the Federal Home Loan Bank of New York. At December 31, 2006, advances from the FHLB amounted to $46.2 million.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2006, the Bank has outstanding commitments to originate loans, and fund approved lines of credit, aggregating $6.2 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2006, totaled $341.3 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances scheduled to mature in one year or less at December 31, 2006, totaled $18.6 million.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets

The following table sets forth the Bank's capital position at December 31, 2006, as compared to the minimum regulatory capital requirements:

                                                                                                                To Be Well
                                                                                                                Capitalized
                                                                                                               Under Prompt
                                                                               Minimum Capital                  Corrective
                                                    Actual                       Requirements               Actions Provisions
                                         -----------------------------   ----------------------------   ---------------------------
                                             Amount         Ratio           Amount          Ratio          Amount         Ratio
                                         --------------  -------------   -------------   ------------   ------------   ------------
Total Capital
  (to risk-weighted assets)                  $ 143,414         46.47%         $24,692          8.00%       $ 30,865         10.00%
                                         --------------  -------------   -------------   ------------   ------------   ------------

Tier 1 Capital
  (to risk-weighted assets)                    142,074         46.03%          12,346          4.00%         18,519          6.00%
                                         --------------  -------------   -------------   ------------   ------------   ------------

Core (Tier 1) Capital
  (to adjusted total assets)                   142,074         17.75%          32,008          4.00%         40,010          5.00%
                                         --------------  -------------   -------------   ------------   ------------   ------------

Tangible Capital
  (to adjusted tangible assets)                141,511         17.70%          11,995          1.50%              -             -%
                                         --------------  -------------   -------------   ------------   ------------   ------------

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

The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of September 30, 2006, the most recent date the Bank's NPV was calculated by the OTS. The Bank expects that its NPV as of December 31, 2006 is consistent with the table below.

                                                                                     NPV as
                                                                              Percent of Portfolio
          Change in                      Net Portfolio Value                     Value of Assets
        Interest Rates     ---------------------------------------------  -----------------------------
        In Basis Points                        Dollar         Percent        NPV          Change In
         (Rate Shock)          Amount          Change          Change       Ratio        Basis Points
       ------------------  ---------------  ------------- --------------  ------------  ---------------
                             (Dollars in Thousands)

              300                $ 92,214       $(50,511)        (35)%       12.64 %              (536)
                           ---------------  ------------- --------------  ------------  ---------------
              200                 109,925        (32,800)        (23)        14.63                (337)
                           ---------------  ------------- --------------  ------------  ---------------
              100                 126,948        (15,777)        (11)        16.43                (157)
                           ---------------  ------------- --------------  ------------  ---------------
            Static                142,725              -           -         17.99                   -
                           ---------------  ------------- --------------  ------------  ---------------
             -100                 154,294         11,569           8         19.06                 107
                           ---------------  ------------- --------------  ------------  ---------------
             -200                 162,487         19,761          14         19.76                 176
                           ---------------  ------------- --------------  ------------  ---------------

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

                  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended December 31, 2006.

                                                                              TOTAL NUMBER
                                                                                OF SHARES
                                                                                PURCHASED         MAXIMUM
                                                                               AS PART OF    NUMBER OF SHARES
                                                 TOTAL                          PUBLICLY      THAT MAY YET BE
                                               NUMBER OF       AVERAGE          ANNOUNCED     PURCHASED UNDER
                                                SHARES       PRICE PAID         PLANS OR       THE PLANS OR
                   PERIOD                    PURCHASED (1)    PER SHARE         PROGRAMS         PROGRAMS
                   ------                    -------------    ---------         --------         --------
              October 2006
              Beginning date: October 1         46,794         $11.42            46,794           443,626
              Ending date: October 31

              November 2006
              Beginning date: November 1        41,164         $11.92            41,164           402,462
              Ending date: November 30

              December 2006 (2)
              Beginning date: December 1       187,017         $12.24           169,111           233,351
              Ending date: December 31

              -------------------------------
              (1) On August 16, 2006, the Company's Board of Directors approved its third stock repurchase program authorizing the Company to repurchase up to 648,000 shares of the Company's common stock.

              (2) Includes withholding of 17,906 shares at $12.17 per share subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan for payment of taxes due upon the vesting of the restricted stock awards.

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

                  -------------------------------
                      * Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004 (File No. 000-50358).

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CLIFTON SAVINGS BANCORP, INC.


Date: February 8, 2007            By: /s/ John A. Celentano, Jr.
                                      -----------------------------------------
                                      John A. Celentano, Jr.
                                      Chairman of the Board and Chief Executive
                                       Officer
                                      (Principal Executive Officer)


Date: February 8, 2007            By: /s/ Christine R. Piano
                                      -----------------------------------------
                                      Christine R. Piano
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Chief Accounting
                                       Officer)