Form 10-K
period 2007-03-31
CLIFTON SAVINGS BANCORP INC
filed 2007-06-13
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------

                           Commission File No. 0-50358

                          CLIFTON SAVINGS BANCORP, INC.
         -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         UNITED STATES                                       34-1983738
----------------------------------                     -----------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


1433 VAN HOUTEN AVENUE, CLIFTON, NEW JERSEY                     07015
-------------------------------------------                    --------
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (973) 473-2200
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                      Name of each exchange on which registered
----------------------------------------          -----------------------------------------
Common Stock, par value $0.01 per share                     Nasdaq Global Market

        Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2g of the Exchange Act). Yes|_| No |X|

As of September 29, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $134,104,447, based upon the closing price of $11.22 as quoted on the Nasdaq Global Market.

The number of shares outstanding of the registrant's common stock as of April 30, 2007 was 28,667,712. Of such shares outstanding, 16,791,758 shares were held by Clifton MHC.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE 2007 ANNUAL REPORT TO STOCKHOLDERS AND OF THE PROXY STATEMENT FOR THE 2007 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PARTS II AND III, RESPECTIVELY, OF THIS FORM 10-K.

                                          CLIFTON SAVINGS BANCORP, INC.

                                           ANNUAL REPORT ON FORM 10-K

                                                TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                ----
                                                     PART I

Item 1.       Business..........................................................................................1
Item 1A.      Risk Factors.....................................................................................16
Item 1B.      Unresolved Staff Comments........................................................................18
Item 2.       Properties.......................................................................................18
Item 3.       Legal Proceedings................................................................................18
Item 4.       Submission of Matters to a Vote of Security Holders..............................................18

                                                     PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
              of Equity Securities.............................................................................19
Item 6.       Selected Financial Data..........................................................................19
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation.............19
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.......................................19
Item 8.       Financial Statements and Supplementary Data......................................................19
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............20
Item 9A.      Controls and Procedures..........................................................................20
Item 9B.      Other Information................................................................................20

                                                    PART III

Item 10.      Directors, Executive Officers and Corporate Governance...........................................20
Item 11.      Executive Compensation...........................................................................21
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters..............................................................................21
Item 13.      Certain Relationships and Related Transactions, and Director Independence........................21
Item 14.      Principal Accounting Fees and Services...........................................................22

                                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules.......................................................22


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

SUBSIDIARY ACTIVITIES

         Clifton Savings Bancorp's sole subsidiary is Clifton Savings. Clifton Savings has one wholly owned subsidiary, Botany Inc., a New Jersey corporation that was formed in December 2004. Botany Inc. is treated under New Jersey tax law as a New Jersey investment company. At March 31, 2007, Botany Inc. held assets totaling $174.7 million.

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

         In addition, locally we face direct competition for funds from foreign, national and state commercial banks and savings institutions, as well as credit unions. We also compete with regional banks with out-of-state headquarters that now operate branch offices in New Jersey. These larger regional banks often have significantly greater resources, more sophisticated marketing tools and more technologically advanced services relating to various deposit products.

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

LENDING ACTIVITIES

         GENERAL. Our loan portfolio consists primarily of one- to four-family mortgage loans. To a much lesser extent, our loan portfolio includes multi-family and commercial real estate loans, construction and consumer loans. Clifton Savings historically and currently only originates loans for investment purposes. At March 31, 2007, Clifton Savings had no loans that were held for sale.

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

         In an effort to provide financing for low and moderate income first-time buyers, we offer a first-time home buyers program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. We offer fixed and adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by mixed-use properties with residential units as well as retail space. We intend to continue to grow this segment of our loan portfolio.

         We originate fixed rate multi-family and commercial real estate loans for terms up to 15 years, and adjustable-rate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on our adjustable-rate mortgage loans adjust every five years after a five year initial fixed period, or every year after a ten year initial fixed period. Interest rates and payment on our adjustable rate loans generally are adjusted to a rate typically equal to 3.00% above the five-year, or one-year, constant maturity treasury index. There is a 2.50% adjustment period rate cap. There are no lifetime interest rate caps. Loan amounts generally do not exceed 75% of the appraised value.

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

         At March 31, 2007, we had three loans with principal balances in excess of $500,000. These loans included one loan secured by a mixed-use building that includes retail stores and two apartments totaling $548,000, or 3.9% of multi-family and commercial real estate loans and one loan secured by a mixed-use building that includes a retail space and three office units totaling $730,000, or 5.3% of multi-family and commercial real estate loans. In addition, we had one loan secured by a multi-family property totaling $560,000, or 4.0% of multi-family and commercial real estate loans. At March 31, 2007, all of these loans were performing in accordance with their terms.

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

         LOANS TO ONE BORROWER. The maximum amount that we may lend to one borrower and the borrower's related entities is limited by regulation. At March 31, 2007, our regulatory limit on loans to one borrower was $21.2 million. At that date, our largest lending relationship was $2.5 million and included nine loans, all of which were performing according to the original repayment terms at March 31, 2007.

         DELINQUENCIES. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. The following describes our general collection procedures. We mail a late charge notice when the loan becomes 15 days past due. We make initial contact with the borrower when the loan becomes 30 days past due. If payment is not then received by the 45th day of delinquency, additional letters and phone calls generally are made. When the loan becomes 90 days past due, we send a letter notifying the borrower that we will commence foreclosure proceedings if the loan is not brought current within 30 days. When the loan becomes 120 days past due, we will commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

INVESTMENT ACTIVITIES

         We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we maintain the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at March 31, 2007.

         At March 31, 2007, our investment portfolio consisted of Federal agency debt securities with maturities of 5 years or less and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. During the year, we purchased short term callable agency securities in an effort to increase yield while managing our interest rate sensitivity. The majority of these securities have one time call options that generally range from one to two years with final maturities of no longer than five years.

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

         DEPOSIT ACCOUNTS. Substantially all of our depositors are residents of the State of New Jersey. Deposits are attracted from within our primary market area through the offering of a broad selection of liquid and term deposit instruments. These instruments consist of free checking accounts, business checking, NOW accounts which includes high yield (Crystal) checking, money market accounts, passbook and statement savings accounts, club and certificates of deposit. We do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We review our deposit flows, mix and pricing weekly. Our current strategy is to attract and retain deposits by offering competitive rates, and occasionally offering a premium rate on selected account types depending on our cash flow needs. We have also altered our marketing strategy to link selected premium rate certificates to the establishment of a transaction account in keeping with our goal of shifting our deposit mix toward a larger transaction type base.

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

PERSONNEL

         As of March 31, 2007, we had 82 full-time employees and 14 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

                           REGULATION AND SUPERVISION

GENERAL

         Clifton Savings is subject to extensive regulation, examination and supervision by the New Jersey Commissioner of Banking and Insurance and the New Jersey Department of Banking and Insurance, as its chartering agency, the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Clifton Savings is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Clifton Savings must file reports with the New Jersey Department of Banking and Insurance, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the New Jersey Department of Banking and Insurance and the Office of Thrift Supervision to evaluate Clifton Savings' safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the New Jersey Department of Banking and Insurance, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the New Jersey legislature or Congress, could have a material adverse impact on Clifton Savings Bancorp and Clifton Savings and their operations.

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

REGULATION OF NEW JERSEY SAVINGS ASSOCIATIONS

         GENERAL. New Jersey law and the New Jersey Department of Banking and Insurance regulate, among other things, Clifton Savings' internal corporate governance procedures as well as its deposits, lending and investment activities and its ability to declare and pay dividends. The New Jersey Department of Banking and Insurance must approve changes to a savings association's certificate of incorporation, mergers, and the issuance of additional stock. As primary federal regulator, the Office of Thrift Supervision also regulates some of these areas and must approve certain corporate transactions such as mergers.

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

         BRANCHING. New Jersey law provides that, upon satisfaction of certain specified conditions, as determined by the New Jersey Department of Banking and Insurance, savings associations located in a state which has reciprocal legislation in effect on substantially the same terms and conditions as New Jersey law may acquire, or be acquired by, New Jersey savings associations or holding companies. Further, New Jersey's parity provision would permit interstate de novo branching by savings associations to the same extent Office of Thrift Supervision permits interstate branching for federal savings associations. Office of Thrift Supervision regulations generally authorize nationwide branching by federal savings associations.

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

         LOANS-TO-ONE BORROWER. Under the Home Owners Loan Act and New Jersey law, savings associations are subject to limits on loans-to-one borrower. Generally, this limit is 15% of the association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral.

         QTL TEST. The Home Owners Loan Act requires all savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less:
(i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including mortgage-backed and related securities) in at least 9 months out of each 12-month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments." A savings association that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under certain restrictions. As of March 31, 2007, Clifton Savings met the qualified thrift lender test.

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

         TRANSACTIONS WITH RELATED PARTIES. Federal law permits Clifton Savings to make loans to, and engage in certain other transactions with (collectively, "covered transactions"), "affiliates" (i.e., generally, any company that controls or is under common control with an institution), including Clifton Savings Bancorp and Clifton MHC and their non-savings institution subsidiaries. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Sarbanes-Oxley Act generally prohibits loans by Clifton Savings Bancorp to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Clifton Savings to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Clifton Savings is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Clifton Savings to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

         In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Clifton Savings' capital and surplus, or any loans aggregating $500,000 or more, must be approved in advance by a majority of the disinterested members of the board of directors.

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

         At March 31, 2007, Clifton Savings met each of its capital requirements.

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

INSURANCE OF DEPOSIT ACCOUNTS

         The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

         The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank's one-time credit is expected to partially offset the assessments for many future years. The Reform Act also provided for the possibility that the Federal Deposit

Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

         The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and for the year ending March 31, 2007 the total assessment for the deposit insurance and FICO payments was approximately $73,000.

         The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

         Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

FEDERAL HOME LOAN BANK SYSTEM

         Clifton Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Clifton Savings, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Clifton Savings was in compliance with this requirement at March 31, 2007.

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

FEDERAL RESERVE SYSTEM

         Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $45.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3.0% and for amounts greater than $45.8 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%). The first $8.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. Clifton Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Clifton Savings' interest-earning assets.

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

         RESTRICTIONS APPLICABLE TO MUTUAL HOLDING COMPANIES. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Clifton MHC, may generally engage in the following activities:
(1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the Office of Thrift Supervision for multiple savings and loan holding companies. In addition, mutual holding companies may engage in activities permitted for financial holding companies. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

         Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its holding company, without prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law, or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.

         The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings association in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         If the savings association subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings association's failure to so qualify.

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

         WAIVERS OF DIVIDENDS BY CLIFTON MHC. Office of Thrift Supervision regulations require Clifton MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Clifton Savings Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and
(ii) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members.

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

                           FEDERAL AND STATE TAXATION

FEDERAL INCOME TAXATION

         GENERAL. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2003. For its 2007 fiscal year, Clifton Savings' maximum federal income tax rate was 34%.

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

STATE TAXATION

         NEW JERSEY TAXATION. Clifton Savings, Clifton Savings Bancorp and Clifton MHC are subject to New Jersey's Corporation Business Tax at the rate of 9.0% on their taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, "taxable income" generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations). Botany Inc. is eligible to be taxed as a New Jersey Investment Company at a rate of 3.6%.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Clifton Savings Bancorp, Clifton MHC, Clifton Savings, and Botany Inc. are elected annually by the Board of Directors and serve at the Board's discretion. The executive officers of Clifton Savings Bancorp, Clifton MHC, Clifton Savings, and Botany Inc. are:

NAME                                                         POSITION
---------------                                              -------------------
John A. Celentano, Jr..................                      Chairman of the Board and Chief Executive Officer of Clifton Savings
                                                             Bancorp and Clifton MHC and Chairman of the Board of Clifton Savings

Walter Celuch..........................                      President and Corporate Secretary of Clifton Savings Bancorp,
                                                             President of Clifton MHC, Chief Executive Officer and Secretary of
                                                             Clifton Savings, and Director and Investment Officer of Botany Inc.

Bart D'Ambra...........................                      Executive Vice President and Chief Operating Officer of Clifton
                                                             Savings, Corporate Secretary of Clifton MHC and President and Chief
                                                             Executive Officer of Botany Inc.

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

         Below is information regarding the executive officers of Clifton Savings Bancorp and Clifton Savings who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of March 31, 2007.

         WALTER CELUCH has been President and Corporate Secretary of Clifton Savings Bancorp since 2004 and has been President and Chief Executive Officer of Clifton Savings since January 1999. Mr. Celuch served as Corporate Secretary of Clifton MHC from 2004 to 2006. From October 1987 until December 1998, Mr. Celuch served as the Senior Vice President and Chief Financial Officer of Clifton Savings. Mr. Celuch has served with Clifton Savings for over 19 years. Mr.

Celuch has been Director and Investment Officer of Botany Inc. since inception in December 2004. Age 59.

         BART D'AMBRA has been Executive Vice President and Chief Operating Officer of Clifton Savings since March 2003 and Corporate Secretary of Clifton MHC since 2006. Mr. D'Ambra served as Senior Vice President of Clifton Savings from April 2002 until March 2003. Prior to April 2002, Mr. D'Ambra served Clifton Savings as a Vice President. Mr. D'Ambra has served with Clifton Savings for over 14 years. Mr. D'Ambra has been President and Chief Executive Officer of Botany Inc. since inception in December 2004. Age 58.

         STEPHEN A. HOOGERHYDE has been Executive Vice President and Chief Lending Officer of Clifton Savings since March 2003 and April 2002, respectively. Mr. Hoogerhyde served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. Hoogerhyde served Clifton Savings as Vice President and Mortgage Officer. Mr. Hoogerhyde has served with Clifton Savings for over 20 years. Age 52.

         CHRISTINE R. PIANO, a certified public accountant, has been Chief Financial Officer and Treasurer of Clifton Savings Bancorp and Clifton MHC since 2004 and has been Executive Vice President and Chief Financial Officer of Clifton Savings since April 2003 and March 1999, respectively. Ms. Piano served as Vice President from March 2000 to April 2003 and as Assistant Vice President from March 1999 to March 2000. Ms. Piano has served with Clifton Savings for over 8 years. Ms. Piano has been Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc. since inception in December 2004. Age 43.

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

RISING INTEREST RATES MAY HURT OUR PROFITS AND ASSET VALUE.

         Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate seventeen times to 5.25%. If interest rates continue to rise, and if rates on our deposits and borrowings reprice upwards faster than the rates on our loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

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

A DECLINE IN OUR RETURN ON EQUITY AS A RESULT OF THE CAPITAL WE RAISED IN OUR MARCH 2004 STOCK OFFERING MAY NEGATIVELY IMPACT OUR STOCK PRICE.

         Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. Our return on average equity for the year ended March 31, 2007 was 1.29%. Over time, we intend to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

ADDITIONAL EXPENSES FROM OUR STOCK-BASED BENEFIT PLANS WILL CONTINUE TO ADVERSELY AFFECT OUR PROFITABILITY.

         Our noninterest expenses in fiscal 2007 are likely to continue to increase as a result of the annual employee compensation and benefit expenses stemming from the shares that may be purchased or granted to employees and executives under our benefit plans. These additional expenses will continue to adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants' accounts and recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

         None.

ITEM 2.  PROPERTIES
         ----------

         We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of March 31, 2007.

                                                                       NET BOOK VALUE
                                                    YEAR                    AS OF                 SQUARE           OWNED/
 LOCATION                                          OPENED              MARCH 31, 2007             FOOTAGE          LEASED
 --------------                                ----------------   --------------------------  -------------    --------------
                                                                           (DOLLARS IN THOUSANDS)
 MAIN OFFICE:
 1433 Van Houten Avenue                             1981                  $2,485                     10,460         Owned

 BRANCHES:
 CLIFTON:
 1055 Clifton Avenue                                1956                     724                      2,484         Owned
 1 Village Square West                              1928                     179                      1,550         Owned
 319 Lakeview Avenue                                1970                     481                      3,311         Owned
 646 Van Houten Avenue                              1968                     337                      1,081         Owned
 387 Valley Road                                    1971                       8                        995        Leased(1)
 GARFIELD:
 247 Palisade Avenue(2)                             2004                   1,113                      3,130         Owned
 369 Lanza Avenue                                   1977                   1,008                      2,174         Owned
 WALLINGTON:
 55 Union Boulevard                                 2004                   1,319                      2,806         Owned
 WAYNE:
 1158 Hamburg Turnpike                              2003                      47                      1,617        Leased(3)

(1) The lease expired in May 2006 and was renewed for an additional 5 years.
(2) This branch replaced a previously leased facility which was opened in 1975.
(3) The current lease expires in 2008 with an option for an additional 5 years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
         ----------------------------------------------------------------------
         ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------

         The information regarding the market for Clifton Savings Bancorp's common equity and related stockholder matters is incorporated herein by reference to the section captioned "Investor and Corporate Information" in Clifton Savings Bancorp's 2007 Annual Report to Stockholders.

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended March 31, 2007.

                                                                             TOTAL NUMBER
                                                                               OF SHARES
                                                                               PURCHASED                      MAXIMUM
                                                                               AS PART OF                 NUMBER OF SHARES
                                       TOTAL                                    PUBLICLY                  THAT MAY YET BE
                                     NUMBER OF           AVERAGE             ANNOUNCED PLANS              PURCHASED UNDER
                                      SHARES            PRICE PAID                 OR                      THE PLANS OR
         PERIOD                      PURCHASED          PER SHARE               PROGRAMS                      PROGRAMS
-----------------------------  --------------------  -----------------  --------------------------  ----------------------------
January 1, 2007 through              142,091              $12.28               142,097                         92,260
January 31, 2007 (1)

February 1, 2007 through              91,260              $12.34                91,260                            0
February 28, 2007

March 1, 2007 through                285,687              $11.77               285,687                         329,313
March 31, 2007 (2)

_______________________
(1) On August 16, 2006, the Company announced that its Board of Directors had approved its third stock repurchase program authorizing the Company to repurchase up to 648,000 shares of the Company's common stock.
(2) On March 1, 2007, the Company announced that the Board of Directors had approved its fourth stock repurchase program authorizing the Company to repurchase up to 615,000 shares of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The information required by this item is incorporated herein by reference to the section captioned "Selected Consolidated Financial and Other Data" in the 2007 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATION
         ------------

         The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2007 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2007 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
         ------------------------------------------

         The information regarding financial statements is incorporated herein by reference to the section captioned "Consolidated Financial Statements" in the 2007 Annual Report to Stockholders.

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

         (b)      Internal Controls Over Financial Reporting

                  Management's annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are incorporated herein by reference to the section captioned "Consolidated Financial Statements" in the 2007 Annual Report to Stockholders.

                  Changes to Internal Control Over Financial Reporting

                  Except as indicated herein, there were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
          -----------------

          None.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE
          -------------------------------------------------------------
          REGISTRANT
          ----------

         The information relating to the directors and officers of Clifton Savings Bancorp is incorporated herein by reference to the section captioned "Proposal 1 -- Election of Directors" in Clifton Savings Bancorp's Proxy Statement for the 2007 Annual Meeting of Stockholders and to Part I, Item 1, "Business -- Executive Officers of the Registrant." The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned "Other Information Relating to Directors and Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in Clifton Savings Bancorp's Proxy Statement for the 2007 Annual Meeting of Stockholders.

         Clifton Savings Bancorp has adopted a Code of Ethics and Business Conduct. See Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

         The information regarding executive and director compensation is incorporated herein by reference to the sections captioned "Executive Compensation," "Compensation Discussion and Analysis" and "Compensation Committee Report" respectively, in Clifton Savings Bancorp's Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          ------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in Clifton Savings Bancorp's Proxy Statement for the 2007 Annual Meeting of Stockholders.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in Clifton Savings Bancorp's Proxy Statement for the 2007 Annual Meeting of Stockholders.

         (c)      Changes in Control

                  Management of Clifton Savings Bancorp knows of no arrangements, including any pledge by any person or securities of Clifton Savings Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d)      Equity Compensation Plan Information

                  The following table sets forth information as of March 31, 2007 about Company common stock that may be issued under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. The plan was approved by the Company's stockholders.

                                                                                                     NUMBER OF SECURITIES
                                      NUMBER OF SECURITIES                                            REMAINING AVAILABLE
                                       TO BE ISSUED UPON              WEIGHTED-AVERAGE          OR FUTURE ISSUANCE UNDER EQUITY
                                        THE EXERCISE OF               EXERCISE PRICE OF          COMPENSATION PLANS (EXCLUDING
                                      OUTSTANDING OPTIONS,           OUTSTANDING OPTIONS,         SECURITIES REFLECTED IN THE
 PLAN CATEGORY                        WARRANTS AND RIGHTS            WARRANTS AND RIGHTS                 FIRST COLUMN)
 --------------------------------- --------------------------    ----------------------------  ----------------------------------
 Equity compensation plans
 approved by security holders             1,432,653                          $10.24                           60,948

 Equity compensation plans
 not approved by security holders            N/A                               N/A                              N/A
                                   ---------------------------   ------------------------------ ----------------------------------
 Total                                    1,432,653                          $10.24                           60,948

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          ------------------------------------------------------------
          INDEPENDENCE
          ------------

         The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the section captioned "Other Information, Relating to Director and Executive

Officers -- Transaction with Management" of Clifton Savings Bancorp's Proxy Statement for the 2007 Annual Meeting of Stockholders. The information regarding director independence is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in Clifton Savings Bancorp's Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
          --------------------------------------

         The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned "Proposal 2 -- Ratification of Independent Registered Public Accountants" of Clifton Savings Bancorp's Proxy Statement for the 2007 Annual Meeting of Stockholders.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          ------------------------------------------
         (a)      (1)      The following are filed as a part of this report by means of incorporation of Clifton
                           Savings Bancorp's 2007 Annual Report to Stockholders:

                           o        Report of Independent Registered Public Accounting Firm

                           o        Consolidated Statements of Financial Condition as of March 31, 2007 and 2006

                           o        Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended March 31,
                                    2007

                           o        Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the
                                    Three-Year Period Ended March 31, 2007

                           o        Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended March
                                    31, 2007

                           o        Notes to Consolidated Financial Statements

                  (2)      All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

                  (3)      Exhibits

                           3.1      Charter of Clifton Savings Bancorp, Inc. (1)
                           3.2      Bylaws of Clifton Savings Bancorp, Inc. (1)
                           4.1      Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)
                           10.1     Clifton Savings Bank, S.L.A. Employee Stock Ownership Plan and Trust (1)*
                           10.2     ESOP Loan Commitment Letter and ESOP Loan Documents (1)*
                           10.3     Employment Agreement between Clifton Savings Bancorp, Inc. and John A. Celentano, Jr. (1)*
                           10.4     Employment Agreement between Clifton Savings Bancorp, Inc. and Walter Celuch (1)*
                           10.5     Employment Agreement between Clifton Savings Bank, S.L.A. and John A. Celentano, Jr. (1)*
                           10.6     Employment Agreement between Clifton Savings Bank, S.L.A. and Walter Celuch (1)*
                           10.7     Change in Control Agreement between Clifton Savings Bank, S.L.A. and Bart D'Ambra (1)*
                           10.8     Change in Control Agreement between Clifton Savings Bank, S.L.A. and
                                    Stephen A. Hoogerhyde (1)*



                           10.9     Change in Control Agreement between Clifton Savings Bank, S.L.A. and Christine R. Piano (1)*
                           10.10    Clifton Savings Bank, S.L.A. Directors' Retirement Plan (1)*
                           10.11    Clifton Savings Bank, S.L.A. Supplemental Executive Retirement Plan (1)*
                           10.12    Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan (2)*
                           13.0     Annual Report to Stockholders
                           14.1     Code of Ethics and Business Conduct (1)
                           21.0     List of Subsidiaries
                           23.0     Consent of Beard Miller Company LLP
                           31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                           31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                           32.0     Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

_________________________
 *    Management contract or compensation plan arrangement.
(1) Incorporated by reference to the Company's 2004 Annual Report on Form 10-K filed on June 29, 2004.
(2) Incorporated by reference to the Company's Proxy Statement filed on June 10, 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CLIFTON SAVINGS BANCORP, INC.


Date: June 13, 2007                 By:  /s/ John A. Celentano, Jr.
                                         ---------------------------------------
                                         John A. Celentano, Jr.
                                         Chairman of the Board and Chief
                                         Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                                     Title                    Date
      ----                                     -----                    ----

/s/ John A. Celentano, Jr.         Chairman of the Board and       June 13, 2007
----------------------------       Chief Executive Officer
John A. Celentano, Jr.             (principal executive officer)


/s/ Christine R. Piano             Chief Financial Officer and     June 13, 2007
----------------------------       Treasurer (principal financial
Christine R. Piano                 and accounting officer)


/s/ Thomas A. Miller               Director                        June 13, 2007
----------------------------
Thomas A. Miller


/s/ Cynthia Sisco Parachini        Director                        June 13, 2007
----------------------------
Cynthia Sisco Parachini


/s/ John H. Peto                   Director                        June 13, 2007
----------------------------
John H. Peto


/s/ Charles J. Pivirotto           Director                        June 13, 2007
----------------------------
Charles J. Pivirotto


/s/ Joseph C. Smith                Director                        June 13, 2007
----------------------------
Joseph C. Smith


/s/ John Stokes                    Director                        June 13, 2007
----------------------------
John Stokes