Form 10-Q
period 2007-06-30
CLIFTON SAVINGS BANCORP INC
filed 2007-08-07
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2007: 28,350,922 shares outstanding.

                                            CLIFTON SAVINGS BANCORP, INC.
                                                  AND SUBSIDIARIES

                                                      INDEX

                                                                                                                  Page
PART I - FINANCIAL INFORMATION                                                                                   Number
                                                                                                              -------------
        Item 1:      Financial Statements

                     Consolidated Statements of Financial Condition (Unaudited)
                     at June 30, 2007 and March 31, 2007                                                           1

                     Consolidated Statements of Income (Unaudited) For the Three
                     Months Ended June 30, 2007 and 2006                                                           2

                     Consolidated Statements of Comprehensive Income (Unaudited) For the
                     Three Months Ended June 30, 2007 and 2006                                                     3

                     Consolidated Statements of Cash Flows (Unaudited) For the
                     Three Months Ended June 30, 2007 and 2006                                                   4 - 5

                     Notes to Consolidated Financial Statements                                                  6 - 8

        Item 2:      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                               9 - 13

        Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                 14 - 15

        Item 4:      Controls and Procedures                                                                       16


PART II - OTHER INFORMATION

         Item 1:     Legal Proceedings                                                                             17

         Item 1A:    Risk Factors                                                                                  17

         Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds                                   17

         Item 3:     Defaults Upon Senior Securities                                                               18

         Item 4:     Submission of Matters to a Vote of Security Holders                                           18

         Item 5:     Other Information                                                                             18

         Item 6:     Exhibits                                                                                      19


SIGNATURES                                                                                                         20

                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 ----------------------------------------------
                                                   (Unaudited)

                                                                                          June 30,             March 31,
ASSETS                                                                                      2007                 2007
------                                                                                ------------------   ------------------
Cash and due from banks                                                               $       6,508,542    $       4,332,311
Interest-bearing deposits in other banks                                                     34,640,744           36,772,918
                                                                                      ------------------   ------------------
         Total cash and cash equivalents                                                     41,149,286           41,105,229
Securities available for sale:
      Investment                                                                                      -            4,981,250
      Mortgage-backed                                                                        42,662,254           45,789,515
Securities held to maturity:
      Investment, estimated fair value of $148,660,000
         and $166,084,000, respectively                                                     149,990,189          164,989,209
      Mortgage-backed, estimated fair value of $107,924,000
         and $88,802,000, respectively                                                      110,759,192           90,100,052

Loans receivable                                                                            417,325,190          419,966,120
Allowance for loan losses                                                                    (1,350,000)          (1,350,000)
                                                                                      ------------------   ------------------
         Net loans                                                                          415,975,190          418,616,120
                                                                                      ------------------   ------------------

Bank owned life insurance                                                                    20,351,836           20,128,676
Premises and equipment                                                                        9,312,768            8,383,499
Federal Home Loan Bank of New York stock                                                      2,997,700            3,217,200
Interest receivable                                                                           4,167,096            4,439,300
Other assets                                                                                  3,640,122            3,291,825
                                                                                      ------------------   ------------------
         Total assets                                                                 $     801,005,633    $     805,041,875
                                                                                      ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
      Deposits                                                                        $     571,445,886    $     567,458,772
      Advances from Federal Home Loan Bank of New York                                       41,442,142           45,346,481
      Advance payments by borrowers for taxes and insurance                                   4,330,782            4,109,109
      Other liabilities and accrued expenses                                                  2,853,124            3,529,869
                                                                                      ------------------   ------------------
         Total liabilities                                                                  620,071,934          620,444,231
                                                                                      ------------------   ------------------
Stockholders' equity:
      Preferred stock (par value $0.01), authorized 1,000,000
         shares; issued and outstanding - none                                                        -                    -
      Common stock (par value $0.01), authorized 75,000,000
         shares; 30,530,470 shares issued; 28,465,464 shares outstanding at June 30, 2007; 28,791,491 shares outstanding at
         March 31, 2007                                                                         305,305              305,305
      Paid-in capital                                                                       132,563,439          132,070,502
      Deferred compensation obligation under Rabbi Trust                                        154,583              145,845
      Retained earnings - substantially restricted                                           81,377,530           81,362,878
      Treasury stock, at cost; 2,065,006 shares at June 30, 2007
         and 1,738,979 shares at March 31, 2007                                             (23,538,430)         (19,639,198)
      Common stock acquired by Employee Stock Ownership Plan ("ESOP")                        (8,426,407)          (8,609,590)
      Accumulated other comprehensive loss                                                   (1,377,882)            (949,509)
      Stock held by Rabbi Trust                                                                (124,439)             (88,589)
                                                                                      ------------------   ------------------
         Total stockholders' equity                                                         180,933,699          184,597,644
                                                                                      ------------------   ------------------
         Total liabilities and stockholders' equity                                   $     801,005,633    $     805,041,875
                                                                                      ==================   ==================


See notes to consolidated financial statements.

                                  CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                        ---------------------------------
                                                   (Unaudited)
                                                                             Three Months Ended June 30,
                                                                       ----------------------------------------
                                                                              2007                  2006
                                                                       -------------------    -----------------
Interest income:
      Loans                                                             $       5,445,493      $     5,273,754
      Mortgage-backed securities                                                1,666,144            1,848,194
      Investment securities                                                     1,796,308            1,798,586
      Other interest-earning assets                                               451,384              274,701
                                                                       -------------------    -----------------
              Total interest income                                             9,359,329            9,195,235
                                                                       -------------------    -----------------
Interest expense:
      Deposits                                                                  5,381,155            4,393,250
      Advances                                                                    415,331              523,399
                                                                       -------------------    -----------------
              Total interest expense                                            5,796,486            4,916,649
                                                                       -------------------    -----------------

Net interest income                                                             3,562,843            4,278,586
Provision for loan losses                                                               -               50,000
                                                                       -------------------    -----------------
Net interest income after provision for loan losses                             3,562,843            4,228,586
                                                                       -------------------    -----------------

Non-interest income:
      Fees and service charges                                                     44,994               57,164
      Bank owned life insurance                                                   223,160                    -
      Other                                                                         4,550                6,848
                                                                       -------------------    -----------------
              Total non-interest income                                           272,704               64,012
                                                                       -------------------    -----------------

Non-interest expenses:
      Salaries and employee benefits                                            1,825,643            1,774,609
      Net occupancy expense of premises                                           241,708              229,122
      Equipment                                                                   218,319              237,048
      Directors' compensation                                                     265,411              298,680
      Legal                                                                        62,874               55,591
      Advertising                                                                  71,183               73,150
      Federal insurance premium                                                    18,045               18,525
      Other                                                                       392,177              374,738
                                                                       -------------------    -----------------
              Total non-interest expenses                                       3,095,360            3,061,463
                                                                       -------------------    -----------------

Income before income taxes                                                        740,187            1,231,135
Income taxes                                                                      178,000              460,000
                                                                       -------------------    -----------------
Net income                                                              $         562,187      $       771,135
                                                                       ===================    =================

Basic earnings per share                                                $            0.02      $          0.03
                                                                       ===================    =================
Diluted earnings per share                                              $            0.02      $          0.03
                                                                       ===================    =================

Dividends per common share                                              $            0.05      $          0.05
                                                                       ===================    =================

Weighted average number of common shares and common stock equivalents outstanding:
      Basic                                                                    27,427,388           28,663,273
                                                                       ===================    =================
      Diluted                                                                  27,648,526           28,699,251
                                                                       ===================    =================

See notes to consolidated financial statements.
                                                      -2-



                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         -----------------------------------------------
                                           (Unaudited)


                                                                             Three Months Ended June 30,
                                                                       ----------------------------------------
                                                                              2007                  2006
                                                                       -------------------    -----------------
                                                                        $         562,187      $       771,135
                                                                       -------------------    -----------------
Net income

Other comprehensive (loss) income, net of income taxes:
      Gross unrealized holding (loss) on securities
        available for sale, net of tax benefit of $292,443
        and $150,777, respectively                                               (439,763)            (226,733)
      Benefit plans, net of tax benefit of $7,575
        and $-0-, respectively                                                     11,390                    -
                                                                       -------------------    -----------------
Other comprehensive (loss)                                                       (428,373)            (226,733)
                                                                       -------------------    -----------------
Comprehensive income                                                    $         133,814      $       544,402
                                                                       ===================    =================


See notes to consolidated financial statements.


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------
                                                   (Unaudited)

                                                                                           Three Months Ended June 30,
                                                                                        ----------------------------------
                                                                                             2007              2006
                                                                                        ----------------  ----------------
Cash flows from operating activities:
     Net income                                                                          $      562,187    $      771,135
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                                 150,118           170,162
        Net amortization of deferred fees and costs, premiums and discounts                     154,004           150,725
        Provision for loan losses                                                                     -            50,000
        Decrease in interest receivable                                                         272,204           492,638
        Deferred income tax benefit                                                            (218,057)         (308,049)
        Decrease in other assets                                                                173,593           183,047
        (Decrease) in accrued interest payable                                                  (18,734)          (21,007)
        (Decrease) in other liabilities                                                        (658,010)         (445,474)
        (Increase) in cash surrender value of bank owned life insurance                        (223,160)                -
        ESOP shares committed to be released                                                    215,912           192,770
        Restricted stock expense                                                                266,180           296,556
        Stock option expense                                                                    171,050           190,318
        Increase in deferred compensation obligation under Rabbi Trust                            8,738             9,155
                                                                                        ----------------  ----------------
           Net cash provided by operating activities                                            856,025         1,731,976
                                                                                        ----------------  ----------------

Cash flows from investing activities: Proceeds from calls, maturities and repayments of:
        Investment securities available for sale                                              5,000,000        10,000,000
        Mortgage-backed securities available for sale                                         2,374,210         2,464,990
        Investment securities held to maturity                                               20,000,000        25,000,000
        Mortgage-backed securities held to maturity                                           8,945,903         9,936,383
     Redemptions of Federal Home Loan Bank of New York stock                                    219,500           174,100
     Purchases of:
        Investment securities held to maturity                                               (5,000,000)      (25,000,000)
        Mortgage-backed securities held to maturity                                         (29,742,997)                -
        Loan receivable                                                                      (5,461,010)                -
        Premises and equipment                                                               (1,079,387)                -
        Federal Home Loan Bank of New York stock                                                      -              (800)
     Net change in loans receivable                                                           8,087,005       (17,950,237)
                                                                                        ----------------  ----------------
           Net cash provided by investing activities                                          3,343,224         4,624,436
                                                                                        ----------------  ----------------



See notes to consolidated financial statements.



                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                 ----------------------------------------------
                                                   (Unaudited)



                                                                                           Three Months Ended June 30,
                                                                                        ----------------------------------
                                                                                             2007              2006
                                                                                        ----------------  ----------------
Cash flows from financing activities:
     Net increase in deposits                                                            $    3,987,114    $    3,969,422
     Principal payments on advances from Federal Home Loan Bank of New York                  (3,904,339)       (3,868,672)
     Net increase in payments by borrowers for taxes and insurance                              221,673           353,425
     Dividends paid                                                                            (547,536)         (618,322)
     Purchase of treasury stock                                                              (3,933,044)       (4,597,741)
     Exercise of stock options                                                                        -            24,494
     Tax benefit from stock based compensation                                                   20,940            18,962
                                                                                        ----------------  ----------------
           Net cash (used in ) financing activities                                          (4,155,192)       (4,718,432)
                                                                                        ----------------  ----------------

Net increase in cash and cash equivalents                                                        44,057         1,637,980
Cash and cash equivalents - beginning                                                        41,105,229        22,623,028
                                                                                        ----------------  ----------------
Cash and cash equivalents - ending                                                       $   41,149,286    $   24,261,008
                                                                                        ================  ================
Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                              $    5,815,220    $    4,937,656
                                                                                        ================  ================
        Income taxes paid, net of refunds                                                $      722,590    $    1,297,607
                                                                                        ================  ================




See notes to consolidated financial statements.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. PRINCIPLES OF CONSOLIDATION
------------------------------

The consolidated financial statements include the accounts of Clifton Savings Bancorp, Inc. (the "Company"), the Company's wholly-owned subsidiary, Clifton Savings Bank, S.L.A. (the "Bank") and the Bank's wholly-owned subsidiary, Botany Inc. ("Botany"). The Company's business consists principally of investing in securities and the operations of the Bank. Botany's business consists solely of holding investment and mortgage-backed securities, and Botany is treated under New Jersey tax law as a New Jersey investment company. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. BASIS OF PRESENTATION
------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2007, which are included in the Company's Annual Report on Form 10-K as filed with Securities and Exchange Commission on June 13, 2007.

3. EARNINGS PER SHARE (EPS)
---------------------------

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released, unvested restricted stock awards and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock awards and options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three months ended June 30, 2007 and 2006, include incremental shares related to outstanding stock options and unvested restricted stock awards of 154,853 and 66,285 and 27,982 and 7,996, respectively. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

4. DIVIDEND WAIVER
------------------

During the three months ended June 30, 2007 and 2006, respectively, Clifton MHC ("MHC"), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Office of Thrift Supervision ("OTS"), to receive cash dividends of approximately $840,000 for both periods, on the shares of Company common stock it owns.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


5. STOCK REPURCHASE PLAN
------------------------

On March 1, 2007, the Company's Board of Directors authorized its fourth repurchase of up to 615,000 shares of the Company's outstanding stock, representing approximately 5% of the outstanding shares owned by entities other than MHC. During the three months ended June 30, 2007, 329,313 shares were repurchased under this plan at a total cost of $3.93 million or $11.94 per share. The fourth repurchase program was completed on June 7, 2007. A total of 615,000 shares were purchased at a cost of approximately $7.30 million, or $11.86 per share.

6. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST
----------------------------------------------------------

Periodic pension expense for the director's and former President's retirement plans were as follows:
                                                          Three Months
                                                         Ended June 30,
                                                  ------------------------------
                                                      2007             2006
                                                  --------------   -------------
                                                          (In Thousands)

Service cost                                      $          20    $          5
Interest cost                                                34              34
Amortization of past service cost                            22              22
Amortization of unrecognized net loss (gain)                 (3)              3
                                                  --------------   -------------
Net periodic benefit cost                         $          73    $         64
                                                  ==============   =============


7. RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with the opportunity to early adopt SFAS No. 159 as of the beginning of a fiscal year that begins on or before November 15, 2007, as long as certain additional conditions are met. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial position, results of operations, and cash flows.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


7. RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)
--------------------------------------------

In March 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its consolidated financial position, results of operations and cash flows.

In March 2007, the FASB ratified EITF No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements". EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 06-10 will have a material impact on its consolidated financial position, results of operations and cash flows.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 37.9% and 51.9%, respectively, of total assets at June 30, 2007, as compared to 38.0% and 52.0%, respectively, at March 31, 2007. Cash and cash equivalents remained the same at 5.1% of total assets at June 30, and March 31, 2007. There were no significant changes in the balances of interest- earning assets between periods.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). Deposits increased $3.9 million, or 0.7% between March 31, 2007 and June 30, 2007, which was offset by a decrease in borrowed funds of $3.9 million, or 8.6%. Long-term borrowings were repaid during the period in accordance with their original terms.

Net interest income decreased $716,000 or 16.7%, during the three months ended June 30, 2007, when compared with the same 2006 period. Such decrease was due to a $879,000 increase in total interest expense which was partially offset by an increase in total interest income of $164,000. Average interest-earning assets decreased $51.5 million or 6.4%, while average interest-bearing liabilities decreased $18.9 million or 3.0%. The $32.6 million decrease in average net interest-earning assets was mainly attributable to a reduction in interest earning mortgage-backed securities and investments. In addition to the decrease in net interest-earning assets, there was a decline in interest rate spread to 1.12% from 1.40% as an increase of forty basis points in the yield earned on interest-earning assets was not sufficient to offset a sixty-eight basis point increase in the cost of interest-bearing liabilities.

Results of operations also depend, to a lesser extent, on non-interest income generated, provision for loan losses recorded and non-interest expense incurred. During the three months ended June 30, 2007, non-interest income increased $209,000 or 326.6%, provision for loan losses decreased to $0 from $50,000 for the same period in 2006, and non-interest expense increased $34,000 or 1.1%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


CHANGES IN FINANCIAL CONDITION

The Company's assets at June 30, 2007 totaled $801.0 million, which represents a decrease of $4.0 million or 0.5% as compared with $805.0 million at March 31, 2007.

Cash and cash equivalents at June 30, 2007 remained the same from March 31, 2007 totaling $41.1 million at both dates.

Securities available for sale at June 30, 2007 decreased $8.1 million or 15.9% to $42.7 million when compared with $50.8 million at March 31, 2007. The decrease during the three months ended June 30, 2007, resulted primarily from maturities and repayments totaling $7.4 million coupled with an increase in unrealized losses of $732,000 on the portfolio.

Securities held to maturity at June 30, 2007 increased $5.7 million or 2.2% to $260.8 million when compared with $255.1 million at March 31, 2007. The increase during the three months ended June 30, 2007, resulted primarily from the purchase of securities totaling $34.7 million, which were partially offset by maturities and repayments totaling $28.9 million and reinvested into higher yielding investments, loans and interest-bearing deposits.

Net loans at June 30, 2007 decreased $2.6 million or 0.6% to $416.0 million when compared with $418.6 million at March 31, 2007. The decrease during the three months ended June 30, 2007, resulted primarily from origination volume being less than repayment levels.

Total liabilities decreased $300,000 or 0.05% to $620.1 million at June 30, 2007 from $620.4 at March 31, 2007. Deposits at June 30, 2007 increased $3.9 million or 0.7% to $571.4 million when compared with $567.5 million at March 31, 2007. Borrowings decreased $3.9 million or 8.6% to $41.4 million at June 30, 2007, as compared with $45.3 million at March 31, 2007. $3.9 million in long-term borrowings were repaid during the three months ended June 30, 2007 in accordance with their original terms. At June 30, 2007, the remaining borrowings of $41.4 million have an average interest rate of 3.85%.

Stockholders' equity totaled $180.9 million and $184.6 million at June 30, 2007 and March 31, 2007, respectively. The decrease of $3.7 million, or 2.0%, for the three months ended June 30, 2007, resulted primarily from the repurchase of approximately 329,000 shares of Company common stock for $3.9 million, cash dividends paid of $548,000, and a net increase in unrealized losses of $440,000 on the available for sale securities portfolios, partially offset by net income of $562,000, ESOP shares committed to be released of $216,000, and $458,000 for stock options and awards earned under the Equity Incentive Plan and related tax benefits.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND
2006

Net income decreased $209,000 or 27.1% to $562,000 for the three months ended June 30, 2007 compared with $771,000 for the same 2006 period. The decrease in net income during the 2007 period resulted primarily from increases in interest expense and non-interest expense, partially offset by increases in interest income and non-interest income, and decreases in provision for loan losses and income taxes.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006 (CONT'D)

Interest income on loans increased by $171,000 or 3.2% to $5.445 million during the three months ended June 30, 2007, when compared with $5.274 million for the same 2006 period. The increase during the 2007 period resulted from an increase of $5.9 million or 1.4% in the average balance of loans. The yield earned on the loan portfolio increased to 5.21%, an increase of ten basis points, from 5.11% when compared to the same period in 2006. Interest on mortgage-backed securities decreased $182,000 or 9.8% to $1.666 million during the three months ended June 30, 2007, when compared with $1.848 million for the same 2006 period. The decrease during the 2007 period resulted from a decrease of $24.7 million or 14.4% in the average balance of mortgage-backed securities outstanding which was sufficient to offset an increase of twenty-three basis points in the yield earned on mortgage-backed securities to 4.53% from 4.30%. Interest earned on investment securities decreased by $2,000 or 0.11% to $1.796 million during the three months ended June 30, 2007, when compared to $1.798 million during the same 2006 period, due to a 103 basis point increase in yield to 4.56% from 3.53%, mostly offset by a decrease in the average balance by $46.2 million or 22.7%. Interest earned on other interest-earning assets increased by $176,000 or 64.0% to $451,000 during the three months ended June 30, 2007, when compared to $275,000 during the same 2006 period primarily due to a $13.5 million or 63.5% increase in the average balance, coupled with an increase of one basis point in yield to 5.18% from 5.17%.

Interest expense on deposits increased $988,000 or 22.5% to $5.381 million during the three months ended June 30, 2007, when compared to $4.393 million during the same 2006 period. Such increase was primarily attributable to an increase of seventy-four basis points in the cost of interest-bearing deposits to 3.82% from 3.08%, partially offset by a decrease of $6.4 million or 1.1% in the average balance of interest-bearing deposits. Interest expense on borrowed money decreased $108,000 to $415,000 during the three months ended June 30, 2007 when compared with $523,000 during the same 2006 period. Such decrease was primarily attributable to a decrease of $12.5 million or 22.4% in the average balance of borrowings, partially offset by an increase of eight basis points in the cost of borrowings to 3.83% from 3.75%.

Net interest income decreased $716,000 or 16.7% during the three months ended June 30, 2007, to $3.563 million when compared to $4.279 million for the same 2006 period. Such decrease was due to a $879,000 increase in total interest expense which more than offset an increase in total interest income of $164,000. Average interest-earning assets decreased $51.5 million or 6.4% while average interest-bearing liabilities decreased $18.9 million or 3.0%. The $32.6 million decrease in average net interest-earning assets was mainly attributable to a reduction in interest earning mortgage-backed securities and investments, partially offset by increases in loans and cash balances. The $18.9 million decrease in average interest-bearing liabilities consisted of a decrease of $12.5 million in borrowings coupled with a decrease of $6.4 million in interest-bearing deposits. Adding to the decreases in net interest-earning assets and net interest-bearing liabilities was a decline in the interest rate spread to 1.12% from 1.40%, due to an sixty-eight basis point increase in the cost of interest-bearing liabilities which was partially offset by an increase of forty basis points in the yield earned on interest-earning assets.

During the three months ended June 30, 2007 and 2006, the Bank provided $0 and $50,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2007 and March 31, 2007, the Bank's non-performing loans, which were

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006 (CONT'D.)

delinquent ninety days or more, totaled $203,000 and $258,000 respectively, remaining at or under 0.06% of total loans and assets at both period ends. During the three months ended June 30, 2007 and 2006, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.35 million, representing 0.32% of total loans, at both June 30, and March 31, 2007.

Non-interest income increased $209,000 or 326.6% to $273,000 during the three months ended June 30, 2007 as compared to $64,000 for the same 2006 period, due to the addition of $223,000 in income from bank owned life insurance. This product was purchased in February 2007.

Non-interest expense increased by $34,000 or 1.1% to $3.095 million during the three months ended June 30, 2007, when compared with $3.061 million during the same 2006 period. The components of non-interest expenses which experienced the most significant change were salaries and employee benefits, directors' compensation, and miscellaneous expenses. Salaries and benefits expense increased $51,000 or 2.9% and miscellaneous expenses increased by $17,000 or 4.7%, partially offset by a decrease of $33,000 or 11.1% in directors' compensation.

Income taxes totaled $178,000 and $460,000 during the three months ended June 30, 2007 and 2006, respectively. The decrease during the 2007 period resulted from a decrease in pre-tax income, coupled with an increase in tax-exempt income from bank owned life insurance, which lowered the overall effective income tax rate in 2007. The Company's effective income tax rate was 24.0% and 37.4% during the three months ended June 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $83.8 million or 10.5% of total assets at June 30, 2007 as compared to $91.9 million or 11.4% of total assets at March 31, 2007.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the three months ended June 30, 2007. The primary source of cash was net income. The Company declared and paid a cash dividend during the three months ended June 30, 2007, totaling $548,000. The dividend was paid on May 14, 2007.

The primary uses of investing activity are lending and the purchases of securities. Net loans amounted to $416.0 million and $418.6 million at June 30 and March 31, 2007, respectively. Securities, including available for sale and held to maturity issues, totaled $303.4 million and $305.9 million at June 30, 2007 and March 31, 2007, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments and maturities on existing loans and securities.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow funds up to approximately $79.4 million under a revolving overnight line of credit, and $79.4 million under a one-month overnight repricing line of credit agreement with the FHLB. At June 30, 2007, advances from the FHLB amounted to $41.4 million.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2007, the Bank had outstanding commitments to originate loans, and fund customers' approved unused equity lines of credit, aggregating $7.8 million. At June 30, 2007, the Bank also had an outstanding commitment to purchase a $500,000 participation in a $1.6 million construction loan, as well as $500,000 to participate a $1.6 million permanent loan. The interest rate on the construction loan is adjustable at a rate of 2.25% over one month LIBOR, while the permanent loan has an initial rate to be fixed at a margin of 2.50% over the current U.S. Treasury Securities 10 years constant maturity rate. Certificates of deposit scheduled to mature in one year or less at June 30, 2007, totaled $341.7 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances scheduled to mature in one year or less at June 30, 2007, totaled $18.7 million.

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

The following table sets forth the Bank's capital position at June 30, 2007, as compared to the minimum regulatory capital requirements:

                                                                                         OTS Requirements
                                                                      ------------------------------------------------------
                                                                           Minimum Capital          For Classification as
                                                 Actual                      Adequacy                  Well-Capitalized
                                        --------------------------    --------------------------   -------------------------
                                            Amount        Ratio          Amount         Ratio         Amount        Ratio
                                        ---------------  ---------    -------------   ----------   -------------  ----------
                                                                        (Dollars In Thousands)
     Total capital
        (to risk-weighted assets)             $146,080      46.81%         $24,968         8.00%        $31,210       10.00%
     Tier 1 capital
        (to risk-weighted assets)              144,730      46.37           12,484         4.00          18,726        6.00
     Core (tier 1) capital
        (to adjusted total assets)             144,730      18.24           31,744         4.00          39,680        5.00
     Tangible capital
        (to adjusted tangible assets)          144,730      18.24           11,904         1.50               -           -

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

The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Report. The following table sets forth the Bank's NPV as of March 31, 2007, the most recent date the Bank's NPV was calculated by the OTS. The Bank expects that its NPV as of June 30, 2007 is consistent with the table below.

                                                                             Net Portfolio Value as % of
                                     Net Portfolio Value                       Present Value of Assets
 Basis Points ("bp")    ---------------------------------------------  ---------------------------------------
   Change in Rates          $ Amount       $ Change       % Change        NPV Ratio            Change
----------------------  ---------------- -------------  -------------  ---------------  ----------------------
                                                 (Dollars in Thousands)
         300 bp          $       97,715   $   (52,422)        (35)%          13.42 %              (557)bp
                        ---------------- -------------  -------------  ---------------  ----------------------
         200                    116,130       (34,007)        (23)           15.48                (350)
                        ---------------- -------------  -------------  ---------------  ----------------------
         100                    133,918       (16,218)        (11)           17.37                (162)
                        ---------------- -------------  -------------  ---------------  ----------------------
          0                     150,136             -           -            18.99                   -
                        ---------------- -------------  -------------  ---------------  ----------------------
        (100)                   161,899        11,762          +8            20.08                +109
                        ---------------- -------------  -------------  ---------------  ----------------------
        (200)                   168,426        18,290         +12            20.62                +163
                        ---------------- -------------  -------------  ---------------  ----------------------

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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 4:
                             CONTROLS AND PROCEDURES
      ---------------------------------------------------------------------



                  DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

                  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A:  Risk Factors
          ------------

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with Securities and Exchange Commission on June 13, 2007, which could materially affect our business, financial condition or future results. As of June 30, 2007, the risk factors of the Company have not changed materially from those recorded in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended June 30, 2007.

                                                                              TOTAL NUMBER
                                                                                OF SHARES
                                                                                PURCHASED         MAXIMUM
                                                                               AS PART OF    NUMBER OF SHARES
                                                 TOTAL                          PUBLICLY      THAT MAY YET BE
                                               NUMBER OF       AVERAGE          ANNOUNCED     PURCHASED UNDER
                                                SHARES       PRICE PAID         PLANS OR       THE PLANS OR
                   PERIOD                    PURCHASED (1)    PER SHARE         PROGRAMS         PROGRAMS
                   ------                    -------------    ---------         --------         --------
              April 2007
              Beginning date: April 1           127,065        $12.03            127,065          202,248
              Ending date: April 30

              May 2007
              Beginning date: May 1             164,144        $11.91            164,144           38,104
              Ending date: May 31

              June 2007
              Beginning date: June 1             38,104        $11.78             38,104                0
              Ending date: June 30

              ____________________
              (1) On March 1, 2007, the Company announced that the Board of
                  Directors had approved its fourth stock repurchase program authorizing the Company to repurchase up to 615,000 shares of the Company's common stock.

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





                                   CLIFTON SAVINGS BANCORP, INC.


Date: August 7, 2007               By: /s/ John A. Celentano, Jr.
                                       -----------------------------------------
                                       John A. Celentano, Jr.
                                       Chairman of the Board and Chief Executive
                                       Officer
                                       (Principal Executive Officer)


Date: August 7, 2007               By: /s/ Christine R. Piano
                                       -----------------------------------------
                                       Christine R. Piano
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Chief Accounting
                                       Officer)