Form 10-Q
period 2007-09-30
CLIFTON SAVINGS BANCORP INC
filed 2007-11-02
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
                                       OR

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

The number of shares outstanding of each of the issuer's classes of common stock, as of October 26, 2007: 27,785,745 shares outstanding.



                                          CLIFTON SAVINGS BANCORP, INC.
                                                AND SUBSIDIARIES

                                                      INDEX
                                                                                                                  Page
PART I - FINANCIAL INFORMATION                                                                                   Number
                                                                                                              -------------
        Item 1:      Financial Statements

                     Consolidated Statements of Financial Condition (Unaudited)
                     at September 30, 2007 and March 31, 2007                                                      1

                     Consolidated Statements of Income (Unaudited) For the Three
                     and Six Months Ended September 30, 2007 and 2006                                              2

                     Consolidated Statements of Comprehensive Income (Unaudited) For the
                     Six Months Ended September 30, 2007 and 2006                                                  3

                     Consolidated Statements of Cash Flows (Unaudited) For the
                     Six Months Ended September 30, 2007 and 2006                                                4 - 5

                     Notes to Consolidated Financial Statements                                                  6 - 8

        Item 2:      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                               9 - 15

        Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                 16 - 17

        Item 4:      Controls and Procedures                                                                       18



PART II - OTHER INFORMATION

         Item 1:     Legal Proceedings                                                                             19

         Item 1A:    Risk Factors                                                                                  19

         Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds                                   20

         Item 3:     Defaults Upon Senior Securities                                                               20

         Item 4:     Submission of Matters to a Vote of Security Holders                                           21

         Item 5:     Other Information                                                                             21

         Item 6:     Exhibits                                                                                      22


SIGNATURES                                                                                                         23


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 ----------------------------------------------
                                                   (Unaudited)

                                                                                      September 30,         March 31,
ASSETS                                                                                    2007                2007
------                                                                             ------------------  ------------------
Cash and due from banks                                                                  $ 3,484,820         $ 4,332,311
Interest-bearing deposits in other banks                                                  19,217,147          36,772,918
                                                                                   ------------------  ------------------
         Total cash and cash equivalents                                                  22,701,967          41,105,229
Securities available for sale:
      Investment                                                                                   -           4,981,250
      Mortgage-backed                                                                     41,714,778          45,789,515
Securities held to maturity:
      Investment, estimated fair value of $135,241,000
         and $166,084,000, respectively                                                  134,991,180         164,989,209
      Mortgage-backed, estimated fair value of $117,075,000
         and $88,802,000, respectively                                                   118,623,713          90,100,052

Loans receivable                                                                         434,020,061         419,966,120
Allowance for loan losses                                                                 (1,440,000)         (1,350,000)
                                                                                   ------------------  ------------------
         Net loans                                                                       432,580,061         418,616,120
                                                                                   ------------------  ------------------

Bank owned life insurance                                                                 20,578,383          20,128,676
Premises and equipment                                                                     9,205,743           8,383,499
Federal Home Loan Bank of New York stock                                                   3,181,600           3,217,200
Interest receivable                                                                        4,409,575           4,439,300
Other assets                                                                               3,876,720           3,291,825
                                                                                   ------------------  ------------------
         Total assets                                                                  $ 791,863,720       $ 805,041,875
                                                                                   ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
      Deposits                                                                         $ 563,410,666       $ 567,458,772
      Advances from Federal Home Loan Bank of New York                                    45,528,659          45,346,481
      Advance payments by borrowers for taxes and insurance                                4,197,636           4,109,109
      Other liabilities and accrued expenses                                               3,104,355           3,529,869
                                                                                   ------------------  ------------------
         Total liabilities                                                               616,241,316         620,444,231
                                                                                   ------------------  ------------------
Stockholders' equity:
      Preferred stock (par value $0.01), authorized 1,000,000
         shares; issued and outstanding - none                                                     -                   -
      Common stock (par value $0.01), authorized 75,000,000
         shares; 30,530,470 shares issued; 27,889,958 shares outstanding at September 30, 2007; 28,791,491 shares outstanding at
         March 31, 2007                                                                      305,305             305,305
      Paid-in capital                                                                    133,002,488         132,070,502
      Deferred compensation obligation under Rabbi Trust                                     163,607             145,845
      Retained earnings - substantially restricted                                        81,338,730          81,362,878
      Treasury stock, at cost; 2,640,512 shares at September 30, 2007
         and 1,738,979 shares at March 31, 2007                                          (29,778,386)        (19,639,198)
      Common stock acquired by Employee Stock Ownership Plan ("ESOP")                     (8,243,224)         (8,609,590)
      Accumulated other comprehensive loss                                                (1,041,677)           (949,509)
      Stock held by Rabbi Trust                                                             (124,439)            (88,589)
                                                                                   ------------------  ------------------
         Total stockholders' equity                                                      175,622,404         184,597,644
                                                                                   ------------------  ------------------
         Total liabilities and stockholders' equity                                    $ 791,863,720       $ 805,041,875
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


                                       CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                             ---------------------------------
                                                       (Unaudited)

                                                                   Three Months Ended                  Six Months Ended
                                                                     September 30,                      September 30,
                                                            ---------------------------------  ---------------------------------
                                                                  2007              2006             2007              2006
                                                            ----------------   --------------  ----------------  ---------------
Interest income:
     Loans                                                   $    5,503,931     $  5,481,424    $   10,949,424    $  10,755,178
     Mortgage-backed securities                                   1,853,458        1,765,550         3,519,602        3,613,744
     Investment securities                                        1,683,381        2,002,033         3,479,689        3,800,619
     Other interest-earning assets                                  406,281          149,397           857,665          424,098
                                                            ----------------   --------------  ----------------  ---------------
              Total interest income                               9,447,051        9,398,404        18,806,380       18,593,639
                                                            ----------------   --------------  ----------------  ---------------
Interest expense:
     Deposits                                                     5,599,629        4,729,581        10,980,784        9,122,831
     Advances                                                       401,605          569,472           816,936        1,092,871
                                                            ----------------   --------------  ----------------  ---------------
              Total interest expense                              6,001,234        5,299,053        11,797,720       10,215,702
                                                            ----------------   --------------  ----------------  ---------------

Net interest income                                               3,445,817        4,099,351         7,008,660        8,377,937
Provision for loan losses                                            90,000           20,000            90,000           70,000
                                                            ----------------   --------------  ----------------  ---------------
Net interest income after provision for loan losses               3,355,817        4,079,351         6,918,660        8,307,937
                                                            ----------------   --------------  ----------------  ---------------

Non-interest income:
     Fees and service charges                                        54,774           63,359            99,768          120,523
     Bank owned life insurance                                      226,547                -           449,707                -
     Other                                                            4,752            5,469             9,302           12,317
                                                            ----------------   --------------  ----------------  ---------------
              Total non-interest income                             286,073           68,828           558,777          132,840
                                                            ----------------   --------------  ----------------  ---------------

Non-interest expenses:
     Salaries and employee benefits                               1,774,049        1,779,000         3,599,692        3,553,609
     Net occupancy expense of premises                              263,696          249,497           505,404          478,619
     Equipment                                                      223,278          228,239           441,597          465,287
     Directors' compensation                                        257,386          296,251           522,797          594,931
     Legal                                                           51,350           72,136           114,224          127,727
     Advertising                                                     81,764           92,038           152,947          165,188
     Federal insurance premium                                       16,655           18,283            34,700           36,808
     Other                                                          380,856          325,333           773,033          700,071
                                                            ----------------   --------------  ----------------  ---------------
              Total non-interest expenses                         3,049,034        3,060,777         6,144,394        6,122,240
                                                            ----------------   --------------  ----------------  ---------------

Income before income taxes                                          592,856        1,087,402         1,333,043        2,318,537
Income taxes                                                        103,000          401,000           281,000          861,000
                                                            ----------------   --------------  ----------------  ---------------
Net income                                                   $      489,856     $    686,402    $    1,052,043    $   1,457,537
                                                            ================   ==============  ================  ===============

Basic earnings per share                                     $         0.02     $       0.02    $         0.04    $        0.05
                                                            ================   ==============  ================  ===============
Diluted earnings per share                                   $         0.02     $       0.02    $         0.04    $        0.05
                                                            ================   ==============  ================  ===============

Dividends per common share                                   $         0.05     $       0.05    $         0.10    $        0.10
                                                            ================   ==============  ================  ===============

Weighted average number of common shares and common stock equivalents outstanding:
     Basic                                                       27,061,904       28,374,372        27,244,646       28,518,822
                                                            ================   ==============  ================  ===============
     Diluted                                                     27,189,493       28,459,958        27,418,683       28,580,109
                                                            ================   ==============  ================  ===============

See notes to consolidated financial statements.



                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         -----------------------------------------------
                                           (Unaudited)

                                                                               Six Months Ended September 30,
                                                                             ----------------------------------
                                                                                  2007              2006
                                                                             ----------------  ----------------
Net income                                                                    $    1,052,043    $    1,457,537
                                                                             ----------------  ----------------

Other comprehensive (loss) income, net of income taxes:
     Gross unrealized holding (loss) gain on securities available for sale,
       net of tax (benefit) of ($76,442) and $384,301, respectively                 (114,949)          577,894
     Benefit plans, net of tax of $15,150 and -0-, respectively                       22,781                 -
                                                                             ----------------  ----------------
Other comprehensive (loss) gain                                                      (92,168)          577,894
                                                                             ----------------  ----------------
Comprehensive income                                                          $      959,875    $    2,035,431
                                                                             ================  ================


See notes to consolidated financial statements.

                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------
                                                   (Unaudited)
                                                                                         Six Months Ended September 30,
                                                                                        ----------------------------------
                                                                                             2007              2006
                                                                                        ----------------  ----------------
Cash flows from operating activities:
     Net income                                                                          $    1,052,043    $    1,457,537
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                                 298,618           331,360
        Net amortization of deferred fees and costs, premiums and discounts                     274,153           302,136
        Amortization component of net periodic benefit cost, net of tax                          22,781                 -
        Provision for loan losses                                                                90,000            70,000
        Decrease (increase) in interest receivable                                               29,725          (411,804)
        Deferred income tax (benefit)                                                          (559,001)         (595,577)
        Decrease in other assets                                                                 50,548            26,285
        (Decrease) increase in accrued interest payable                                          (6,777)           19,867
        (Decrease) in other liabilities                                                        (418,737)         (370,841)
        (Increase) in cash surrender value of bank owned life insurance                        (449,707)                -
        ESOP shares committed to be released                                                    414,848           393,172
        Restricted stock expense                                                                530,318           594,538
        Stock option expense                                                                    315,784           380,636
        Increase in deferred compensation obligation under Rabbi Trust                           17,762            18,673
                                                                                        ----------------  ----------------
           Net cash provided by operating activities                                          1,662,358         2,215,982
                                                                                        ----------------  ----------------

Cash flows from investing activities: Proceeds from calls, maturities and repayments of:
        Investment securities available for sale                                              5,000,000        15,000,000
        Mortgage-backed securities available for sale                                         3,859,366         4,899,717
        Investment securities held to maturity                                               35,000,000        25,000,000
        Mortgage-backed securities held to maturity                                          17,367,934        18,752,635
     Redemptions of Federal Home Loan Bank of New York stock                                    260,600           494,900
     Purchases of:
        Investment securities held to maturity                                               (5,000,000)      (30,000,000)
        Mortgage-backed securities held to maturity                                         (46,129,492)                -
        Loan receivable                                                                     (10,934,919)                -
        Premises and equipment                                                               (1,120,862)          (48,017)
        Federal Home Loan Bank of New York stock                                               (225,000)         (642,100)
     Net change in loans receivable                                                          (3,152,018)      (25,212,698)
                                                                                        ----------------  ----------------
           Net cash (used in) provided by investing activities                               (5,074,391)        8,244,437
                                                                                        ----------------  ----------------

See notes to consolidated financial statements.


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                 ----------------------------------------------
                                                   (Unaudited)

                                                                                         Six Months Ended September 30,
                                                                                        ----------------------------------
                                                                                             2007              2006
                                                                                        ----------------  ----------------
Cash flows from financing activities:
     Net (decrease) in deposits                                                            $ (4,048,106)     $(10,063,690)
     Net increase in short-term borrowed funds                                                        -         8,000,000
     Proceeds from advances from Federal Home Loan Bank of New York                           5,000,000                 -
     Principal payments on advances from Federal Home Loan Bank of New York                  (4,817,822)       (4,746,126)
     Net increase in payments by borrowers for taxes and insurance                               88,527            82,614
     Dividends paid                                                                          (1,076,191)       (1,219,638)
     Purchase of treasury stock                                                             (10,164,818)       (7,342,113)
     Exercise of stock options                                                                        -            24,494
     Tax benefit from stock based compensation                                                   27,181            28,278
                                                                                        ----------------  ----------------
           Net cash (used in ) financing activities                                         (14,991,229)      (15,236,181)
                                                                                        ----------------  ----------------

Net (decrease) in cash and cash equivalents                                                 (18,403,262)       (4,775,762)
Cash and cash equivalents - beginning                                                        41,105,229        22,623,028
                                                                                        ----------------  ----------------
Cash and cash equivalents - ending                                                         $ 22,701,967      $ 17,847,266
                                                                                        ================  ================
Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                                $ 11,804,497      $ 10,195,835
                                                                                        ================  ================
        Income taxes paid, net of refunds                                                  $  1,161,295      $  2,028,607
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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. PRINCIPLES OF CONSOLIDATION
------------------------------

The consolidated financial statements include the accounts of Clifton Savings Bancorp, Inc. (the "Company"), the Company's wholly-owned subsidiary, Clifton Savings Bank (formerly known as "Clifton Savings Bank, S.L.A." and referred to here in as the "Bank") and the Bank's wholly-owned subsidiary, Botany Inc. ("Botany"). The Company's business consists principally of investing in securities and the operations of the Bank. Botany's business consists solely of holding investment and mortgage-backed securities, and Botany is treated under New Jersey tax law as a New Jersey investment company. All significant intercompany accounts and transactions have been eliminated in consolidation.

On September 12, 2007, the Bank converted from a New Jersey chartered savings bank to a federally chartered savings bank. In connection with the charter conversion, the Bank changed its name to "Clifton Savings Bank." Clifton MHC, the Company and the Bank will continue to be subject to supervision and examination by the Office of Thrift Supervision ("OTS"). The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

2. BASIS OF PRESENTATION
------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2007, which are included in the Company's Annual Report on Form 10-K as filed with Securities and Exchange Commission on June 13, 2007.

3. EARNINGS PER SHARE (EPS)
---------------------------

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released, unvested restricted stock awards and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock awards and options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and six months ended September 30, 2007, include incremental shares related to outstanding stock options and unvested restricted stock awards of 46,561 and 81,028 and 100,404 and 73,633, respectively. The calculation of diluted EPS for the three and six months ended September 30, 2006, include incremental shares related to outstanding stock options and unvested restricted stock awards of 67,146 and 18,440 and 47,966 and 13,321, respectively. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


4. DIVIDEND WAIVER
------------------

During the three and six months ended September 30, 2007 and 2006, Clifton MHC ("MHC"), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the OTS, to receive cash dividends of approximately $840,000 and $1.7 million, respectively, on the shares of Company common stock it owns for both years.

5. STOCK REPURCHASE PLANS
-------------------------

On March 1, 2007, the Company's Board of Directors authorized the Company's fourth repurchase plan for up to 615,000 shares of the Company's outstanding stock, representing approximately 5% of the outstanding shares owned by entities other than the MHC. During the six months ended September 30, 2007, 329,313 shares were repurchased under this plan at a total cost of $3.93 million or $11.94 per share. Under the company's fourth repurchase program, which began in March 2007 and was completed on June 7, 2007, 615,000 shares were purchased at a total cost of approximately $7.30 million, or $11.86 per share.

On July 11, 2007, the Company's Board of Directors authorized the Company's fifth repurchase plan for up to 584,000 shares of the Company's outstanding stock, representing approximately 5% of the outstanding shares owned by entities other than the MHC. During the three months ended September 30, 2007, 574,787 shares were repurchased under this plan at a total cost of $6.23 million or $10.84 per share. At September 30, 2007, there remained 9,213 shares to be purchased under this fifth stock repurchase program.

6. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST
----------------------------------------------------------

Periodic pension expense for the director's and former President's retirement plans were as follows:

                                                                   Three Months Ended             Six Months Ended
                                                                      September 30,                 September 30,
                                                              ------------------------------  --------------------------
                                                                  2007             2006          2007          2006
                                                              --------------   -------------  ------------ -------------
                                                                                     (In Thousands)
Service cost                                                   $         20     $         5    $       40   $        10
Interest cost                                                            34              34            68            68
Amortization of past service cost                                        22              22            44            44
Amortization of unrecognized net loss (gain)                             (3)              3            (6)            6
                                                              --------------   -------------  ------------ -------------
Net periodic benefit cost                                      $         73     $        64    $      146   $       128
                                                              ==============   =============  ============ =============

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

In March 2007, the FASB ratified EITF No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements". EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 06-10 will have a material impact on its consolidated financial position, results of operations and cash flows.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 37.3% and 54.6%, respectively, of total assets at September 30, 2007, as compared to 38.0% and 52.0%, respectively, at March 31, 2007. Cash and cash equivalents decreased to 2.9% of total assets at September 30, 2007, as compared to 5.1% at March 31, 2007. There were no significant changes in the balances of other interest-earning assets between periods.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). Deposits increased $4.1 million, or 0.7% between March 31, 2007 and September 30, 2007, which was partially offset by an increase of $200,000, or 0.4% in borrowed funds, which had a balance of $45.5 million at September 30, 2007 as compared to $45.3 million at March 31, 2007. During the period ending September 30, 2007, a $5.0 million two years advance with a fixed rate of 4.71% was originated, while $4.8 million of long-term borrowings were repaid in accordance with their original terms.

Net interest income decreased $650,000 or 15.9%, during the three months ended September 30, 2007, when compared with the same 2006 period. Such decrease was due to a $702,000 increase in total interest expense which was partially offset by an increase in total interest income of $49,000. Average interest-earning assets decreased $48.3 million or 6.0%, while average interest-bearing liabilities decreased $14.4 million or 2.3%. The $33.9 million decrease in average net interest-earning assets was mainly attributable to a reduction in interest- earning investments. Also, $20.6 and $6.2 million, respectively, of funds previously invested in interest-earning assets in 2006 were used to purchase bank owned life insurance and repurchase Company stock in 2007. In addition to the decrease in net interest-earning assets, there was a decline in interest rate spread to 1.06% from 1.27% as an increase of 33 basis points in the yield earned on interest-earning assets was not sufficient to offset a 54 basis point increase in the cost of interest-bearing liabilities.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

Results of operations also depend, to a lesser extent, on non-interest income generated, provision for loan losses recorded, and non-interest expense incurred. During the three months ended September 30, 2007, non-interest income increased $217,000 or 314.5%, provision for loan losses increased to $90,000 from $20,000 for the same period in 2006, and non-interest expense decreased $10,000 or 0.3%.

CHANGES IN FINANCIAL CONDITION

The Company's assets at September 30, 2007 totaled $791.9 million, which represents a decrease of $13.1 million or 1.6% as compared with $805.0 million at March 31, 2007.

Cash and cash equivalents decreased $18.4 million, or 44.8% to $22.7 million at September 30, 2007 as compared to $41.1 million at March 31, 2007. This decrease resulted primarily from cash being redeployed into higher yielding loans.

Securities available for sale at September 30, 2007 decreased $9.1 million or 17.9% to $41.7 million when compared with $50.8 million at March 31, 2007. The decrease during the six months ended September 30, 2007, resulted primarily from maturities and repayments totaling $8.9 million coupled with an increase in unrealized losses of $191,000 on the portfolio.

Securities held to maturity at September 30, 2007 decreased $1.5 million or 0.6% to $253.6 million when compared with $255.1 million at March 31, 2007. The decrease during the six months ended September 30, 2007, resulted primarily from maturities and repayments totaling $52.4 million, mostly offsetting purchases of securities totaling $51.1 million.

Net loans at September 30, 2007 increased $14.0 million or 3.3% to $432.6 million when compared with $418.6 million at March 31, 2007. The increase during the six months ended September 30, 2007, resulted primarily from internal origination volumes coupled with the purchase of $10.9 million of loans, which more than offset repayment levels.

Total liabilities decreased $4.2 million or 0.7% to $616.2 million at September 30, 2007 from $620.4 at March 31, 2007. Deposits at September 30, 2007 decreased $4.1 million or 0.7% to $563.4 million when compared with $567.5 million at March 31, 2007. Borrowings increased $200,000 or 0.4% to $45.3 million at September 30, 2007, as compared with $45.5 million at March 31, 2007. A $5.0 million two years advance with a fixed rate of 4.71% was originated, while $4.8 million in long-term borrowings were repaid during the six months ended September 30, 2007 in accordance with their original terms. At September 30, 2007, the remaining borrowings of $45.5 million had an average interest rate of 3.94%.

Stockholders' equity totaled $175.6 million and $184.6 million at September 30, 2007 and March 31, 2007, respectively. The decrease of $9.0 million, or 4.9%, for the six months ended September 30, 2007, resulted primarily from the repurchase of approximately 905,000 shares of Company common stock for $10.2 million, cash dividends paid of $1.1 million, and a net increase in unrealized losses of $115,000 on the available for sale securities portfolios, partially offset by net income of $1.1 million, ESOP shares committed to be released of $415,000, and $873,000 for stock options and awards earned under the Equity Incentive Plan and related tax benefits.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net income decreased $196,000 or 28.6% to $490,000 for the three months ended September 30, 2007 compared with $686,000 for the same 2006 period. The decrease in net income during the 2007 period resulted primarily from increases in interest expense and provision for loan losses, partially offset by increases in interest income and non-interest income, and decrease in non-interest expense and income taxes.

Interest income on loans increased by $20,000 or 0.4% to $5.50 million during the three months ended September 30, 2007, when compared with $5.48 million for the same 2006 period. The increase during the 2007 period resulted from an increase in the yield earned on the loan portfolio of 4 basis points to 5.19% from 5.15%, partially offset by a decrease in the average balance of $1.7 million or 0.4% when compared to the same period in 2006. Interest on mortgage-backed securities increased $80,000 or 4.5% to $1.85 million during the three months ended September 30, 2007, when compared with $1.77 million for the same 2006 period. The increase during the 2007 period resulted from an increase of 33 basis points in the yield earned on mortgage-backed securities to 4.74% from 4.41%, which was sufficient to offset a decrease of $3.8 million or 2.4% in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $320,000 or 16.0% to $1.68 million during the three months ended September 30, 2007, when compared to $2.00 million during the same 2006 period, due to a decrease in the average balance by $60.3 million or 29.6%, mostly offset by a 76 basis point increase in yield to 4.68% from 3.92%. Interest earned on other interest-earning assets increased by $257,000 or 172.5% to $406,000 during the three months ended September 30, 2007, when compared to $149,000 during the same 2006 period primarily due to a $17.5 million or 147.6% increase in the average balance, coupled with an increase of 51 basis points in yield to 5.52% from 5.01%.

Interest expense on deposits increased $870,000 or 18.4% to $5.60 million during the three months ended September 30, 2007, when compared to $4.73 million during the same 2006 period. Such increase was primarily attributable to an increase of 61 basis points in the cost of interest-bearing deposits to 3.98% from 3.37%, coupled with an increase of $2.1 million or 0.4% in the average balance of interest-bearing deposits. Interest expense on borrowed money decreased $167,000 to $402,000 during the three months ended September 30, 2007 when compared with $569,000 during the same 2006 period. Such decrease was primarily attributable to a decrease of $16.6 million or 28.2% in the average balance of borrowings, coupled with a decrease of 7 basis points in the cost of borrowings to 3.80% from 3.87%.

Net interest income decreased $650,000 or 15.9% during the three months ended September 30, 2007, to $3.45 million when compared to $4.10 million for the same 2006 period. Such decrease was due to a $702,000 increase in total interest expense which more than offset an increase in total interest income of $49,000. Average interest-earning assets decreased $48.3 million or 6.0% while average interest-bearing liabilities decreased $14.4 million or 2.3%. The $33.9 million decrease in average net interest-earning assets was mainly attributable to a reduction in interest-earning mortgage-backed securities, investments and loans, partially offset by an increase in cash balances. The $14.4 million decrease in average interest-bearing liabilities consisted of a decrease of $16.6 million in borrowings partially offset by an increase of $2.1 million in interest-bearing deposits. Adding to the decreases in net interest-earning assets and net interest-bearing liabilities was a decline in the interest rate spread to 1.06% from 1.27%, due to an 54 basis point increase in the cost of interest-bearing liabilities which was partially offset by an increase of 33 basis points in the yield earned on interest-earning assets.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (CONT'D.)

During the three months ended September 30, 2007 and 2006, the Bank provided $90,000 and $20,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in the Bank's loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2007 and March 31, 2007, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $562,000 and $258,000 respectively, increasing to 0.13% and 0.07% of total loans and assets, respectively, at September 30, 2007 from 0.06% and 0.03% of total loans and assets, respectively at March 31, 2007. At September 30, 2006 the Bank did not have any non-performing loans. During the three months ended September 30, 2007 and 2006, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.44 million, representing 0.33% of total loans at September 30, 2007, and $1.35 million, representing 0.32% of total loans at March 31, 2007, and $1.33 million, representing 0.31% of total loans at September 30, 2006.

Non-interest income increased $217,000 or 314.5% to $286,000 during the three months ended September 30, 2007 as compared to $69,000 for the same 2006 period, due to the addition of $227,000 in income from bank owned life insurance, that was purchased in February 2007.

Non-interest expense decreased by $10,000 or 0.3% to $3.05 million during the three months ended September 30, 2007, when compared with $3.06 million during the same 2006 period. The components of non-interest expenses which experienced the most significant change were directors' compensation, legal and miscellaneous expenses. Directors' compensation decreased by $39,000 or 13.1%, and legal expenses decreased by $21,000 or 28.8%, partially offset by an increase of $56,000 or 17.1% in miscellaneous expenses.

Income taxes totaled $103,000 and $401,000 during the three months ended September 30, 2007 and 2006, respectively. The decrease of $298,000 or 74.3% during the 2007 period resulted from a decrease in pre-tax income, coupled with an increase in tax-exempt income from bank owned life insurance, which lowered the overall effective income tax rate in 2007. The Company's effective income tax rate was 17.4% and 36.9% during the three months ended September 30, 2007 and 2006, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net income decreased $406,000 or 27.8% to $1.052 million for the six months ended September 30, 2007 compared with $1.458 million for the same 2006 period. The decrease in net income during the 2007 period resulted primarily from increases in interest expense, provision for loan losses and non-interest expense, partially offset by increases in interest income and non-interest income, and decreases in income taxes.

Interest income on loans increased by $190,000 or 1.8% to $10.95 million during the six months ended September 30, 2007, when compared with $10.76 million for the same 2006 period. The increase during the 2007 period resulted from an increase of $3.2 million or 0.8% in the average balance of loans. In addition, the yield earned on the loan portfolio increased to 5.19%, an increase of 5 basis points, from 5.14% when compared to the same period in 2006. Interest on mortgage-backed securities decreased $90,000 or 2.5% to $3.52 million during the six months ended September 30, 2007, when compared with $3.60 million for the same 2006 period. The decrease during the 2007 period resulted from a decrease of

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (CONT'D)

$15.2 million or 9.1% in the average balance of mortgage-backed securities outstanding which was sufficient to offset an increase of thirty-one basis points in the yield earned on mortgage-backed securities to 4.66% from 4.35%. Interest earned on investment securities decreased by $320,000 or 8.4% to $3.48 million during the six months ended September 30, 2007, when compared to $3.80 million during the same 2006 period, due to a decrease in the average balance by $52.3 million or 25.8%, partially offset by an 88 basis point increase in yield to 4.62% from 3.74%. Interest earned on other interest-earning assets increased by $434,000 or 102.4% to $858,000 during the six months ended September 30, 2007, when compared to $424,000 during the same 2006 period primarily due to a $14.6 million or 84.5% increase in the average balance, coupled with an increase of 47 basis points in yield to 5.38% from 4.91%.

Interest expense on deposits increased $1.86 million or 20.4% to $10.98 million during the six months ended September 30, 2007, when compared to $9.12 million during the same 2006 period. Such increase was primarily attributable to an increase of 67 basis points in the cost of interest-bearing deposits to 3.90% from 3.23%, partially offset by a decrease of $1.7 million or 0.3% in the average balance of interest-bearing deposits. Interest expense on borrowed money decreased $276,000 to $817,000 during the six months ended September 30, 2007 when compared with $1.09 million during the same 2006 period. Such decrease was primarily attributable to a decrease of $14.85 million or 25.7% in the average balance of borrowings, partially offset by an increase of two basis points in the cost of borrowings to 3.80% from 3.78%.

Net interest income decreased $1.37 million or 16.3% during the six months ended September 30, 2007, to $7.01 million when compared to $8.38 million for the same 2006 period. Such decrease was due to a $1.58 million increase in total interest expense which more than offset an increase in total interest income of $213,000. Average interest-earning assets decreased $49.7 million or 6.2% while average interest-bearing liabilities decreased $16.5 million or 2.7%. The $33.2 million decrease in average net interest-earning assets was mainly attributable to a reduction in interest earning mortgage-backed securities and investments, partially offset by increases in loans and cash balances. The $16.5 million decrease in average interest-bearing liabilities consisted of a decrease of $14.8 million in borrowings coupled with a decrease of $1.7 million in interest-bearing deposits. Adding to the decreases in net interest-earning assets and net interest-bearing liabilities was a decline in the interest rate spread to 1.09% from 1.34%, due to an sixty-one basis point increase in the cost of interest-bearing liabilities which was partially offset by an increase of thirty-six basis points in the yield earned on interest-earning assets.

During the six months ended September 30, 2007 and 2006, the Bank provided $90,000 and $70,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2007 and March 31, 2007, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $562,000 and $258,000 respectively, increasing to 0.13% and 0.07% of total loans and assets, respectively, at September 30, 2007 from 0.06% and 0.03% of total loans and assets, respectively, at March 31, 2007. At September 30, 2006 the Bank did not have any non-performing loans. During the six months ended September 30, 2007 and 2006, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.44 million, representing 0.33% of total loans at September 30, 2007, and $1.35 million, representing 0.32% of total loans at March 31, 2007, and $1.33 million, representing 0.31% of total loans at September 30, 2006.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (CONT'D)

Non-interest income increased $425,000 or 319.5% to $558,000 during the six months ended September 30, 2007 as compared to $133,000 for the same 2006 period, due to the addition of $450,000 in income from bank owned life insurance, that was purchased in February 2007.

Non-interest expense increased by $20,000 or 0.3% to $6.14 million during the six months ended September 30, 2007, when compared with $6.12 million during the same 2006 period. The components of non-interest expenses which experienced the most significant change were salaries and employee benefits, net occupancy expense of premises, miscellaneous expenses, directors' compensation, and equipment expense. Salaries and benefits expense increased $46,000 or 1.3%, net occupancy expense of premises increased $27,000 or 5.6%, and miscellaneous expenses increased by $73,000 or 10.4%, partially offset by decreases of $72,000 or 12.1% in directors' compensation and $24,000 or 5.1% in equipment expense. All changes are considered individually insignificant between periods.

Income taxes totaled $281,000 and $861,000 during the six months ended September 30, 2007 and 2006, respectively. The decrease of $580,000 or 67.4% during the 2007 period resulted from a decrease in pre-tax income, coupled with an increase in tax-exempt income from bank owned life insurance, which lowered the overall effective income tax rate in 2007. The Company's effective income tax rate was 21.1% and 37.1% during the six months ended September 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $64.4 million or 8.1% of total assets at September 30, 2007 as compared to $91.9 million or 11.4% of total assets at March 31, 2007.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating activities during the three and six months ended September 30, 2007. The primary source of cash was net income. The Company declared and paid a cash dividend during the three months ended September 30, 2007, totaling $529,000. Dividends declared totaled 1.08 million during the six months ended September 30, 2007.

The primary uses of investing activity are lending and the purchases of securities. Net loans amounted to $432.6 million and $418.6 million at September 30, 2007 and March 31, 2007, respectively. Securities, including available for sale and held to maturity issues, totaled $295.3 million and $305.9 million at September 30, 2007 and March 31, 2007, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments and maturities on existing loans and securities.

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

funds beyond its ability to generate them internally, the Bank can borrow funds up to approximately $78.5 million under a revolving overnight line of credit, and $78.5 million under a one-month overnight repricing line of credit agreement with the FHLB. At September 30, 2007, advances from the FHLB amounted to $45.5 million at a weighted average rate of 3.94%.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2007, the Bank had outstanding commitments with the FHLB to borrow $10.0 million at a fixed rate of 4.70% with a term of three years and $1.2 million under the Community Investment Program ("CIP") at a rate and term to be determined at funding. The CIP commitment expires on March 28, 2008.

At September 30, 2007, the Bank had outstanding commitments to originate loans, and fund customers' approved unused equity lines of credit, aggregating $6.4 million. At September 30, 2007, the Bank also had outstanding commitments to purchase a $500,000 participation in a $1.6 million construction loan and a $500,000 participation in a $1.6 million permanent loan. The interest rate on the construction loan is adjustable at a rate of 2.25% over one month LIBOR, while the permanent loan has an initial rate to be fixed at a margin of 2.50% over the current U.S. Treasury Securities 10 year constant maturity rate.

Certificates of deposit scheduled to mature in one year or less at September 30, 2007, totaled $302.8 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances scheduled to mature in one year or less at September 30, 2007, totaled $18.7 million.

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

The following table sets forth the Bank's capital position at September 30, 2007, as compared to the minimum regulatory capital requirements:

                                                                                     OTS Requirements
                                                                   ------------------------------------------------------
                                                                        Minimum Capital          For Classification as
                                              Actual                       Adequacy                 Well-Capitalized
                                    ---------------------------    --------------------------   -------------------------
                                        Amount         Ratio          Amount         Ratio         Amount        Ratio
                                    ---------------- ----------    -------------   ----------   -------------  ----------
                                                                     (Dollars In Thousands)
Total capital
   (to risk-weighted assets)             $147,258      46.46 %        $25,359         8.00 %       $31,698       10.00
Tier 1 capital
   (to risk-weighted assets)              145,818      46.00           12,679         4.00          19,019        6.00
Core (tier 1) capital
   (to adjusted total assets)             145,818      18.59           31,376         4.00          39,221        5.00
Tangible capital
   (to adjusted tangible assets)          145,818      18.59           11,766         1.50               -           -

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

The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Report. The following table sets forth the Bank's NPV as of June 30, 2007, the most recent date the Bank's NPV was calculated by the OTS. The Bank expects that its NPV as of September 30, 2007 is consistent with the table below.

                                                                          Net Portfolio Value as % of
 Basis Points ("bp")                Net Portfolio Value                     Present Value of Assets
                        ---------------------------------------------  ---------------------------------------
   Change in Rates         $ Amount        $ Change        % Change     NPV Ratio            Change
----------------------  ---------------- -------------  -------------  ---------------  ----------------------
                                             (Dollars in Thousands)
         300 bp           $      89,891   $   (54,925)        (38)%         12.38 %            (593)bp
                        ---------------- -------------  -------------  ---------------  ----------------------
         200                    108,948       (35,869)        (25)          14.56              (375)
                        ---------------- -------------  -------------  ---------------  ----------------------
         100                    127,489       (17,327)        (12)          16.55              (176)
                        ---------------- -------------  -------------  ---------------  ----------------------
          50                    136,423        (8,393)         (6)          17.47               (84)
                        ---------------- -------------  -------------  ---------------  ----------------------
           0                    144,816             -           -           18.31                 -
                        ---------------- -------------  -------------  ---------------  ----------------------
         (50)                   152,359         7,543          +5           19.04               +73
                        ---------------- -------------  -------------  ---------------  ----------------------
        (100)                   159,234        14,418         +10           19.68              +137
                        ---------------- -------------  -------------  ---------------  ----------------------
        (200)                   168,946        24,130         +17           20.54              +223
                        ---------------- -------------  -------------  ---------------  ----------------------

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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 4:
                             CONTROLS AND PROCEDURES
            ---------------------------------------------------------


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

                  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A:  Risk Factors
          ------------

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with Securities and Exchange Commission on June 13, 2007, which could materially affect our business, financial condition or future results. As of September 30, 2007, the risk factors of the Company have not changed materially from those recorded in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

                                     PART II


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended September 30, 2007.

                                                                              TOTAL NUMBER
                                                                                OF SHARES
                                                                                PURCHASED         MAXIMUM
                                                                               AS PART OF    NUMBER OF SHARES
                                                 TOTAL                          PUBLICLY      THAT MAY YET BE
                                               NUMBER OF       AVERAGE          ANNOUNCED     PURCHASED UNDER
                                                SHARES       PRICE PAID         PLANS OR       THE PLANS OR
                   PERIOD                    PURCHASED (1)    PER SHARE         PROGRAMS         PROGRAMS
                   ------                    -------------    ---------         --------         --------
              July 2007
              Beginning date: July 1            109,371        $10.34            109,371          474,629
              Ending date: July 31

              August 2007
              Beginning date: August 1          287,846        $10.61            287,846          186,783
              Ending date: August 31

              September 2007 (2)
              Beginning date: September 1       178,289        $11.52            177,570           9,213
              Ending date: September 30         _______                          _______

                         TOTAL                  575,506                          574,787

              ----------------------------------
              (1) On July 11, 2007, the Company announced that the Board of
                  Directors had approved its fifth stock repurchase program authorizing the Company to repurchase up to 584,000 shares of the Company's common stock.

              (2) Includes repurchase of 719 shares of forfeited restricted stock due to a participant's discontinued employment with the Bank.

ITEM 3. Defaults Upon Senior Securities
        -------------------------------

         None

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

                                     PART II


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On August 9, 2007, the Company held its annual meeting of stockholders. Cynthia Sisco Parachini, Charles J. Pivirotto and John Stokes were elected to serve as directors with terms expiring in 2010. The Company's stockholders also ratified the appointment of Beard Miller Company LLP as the Company's independent public accountants for the year ended March 31, 2008.

The following are the results of the annual meeting:

ELECTION OF DIRECTORS.

                                                              FOR                     WITHHELD
                                                      ---------------------     ---------------------
                Nominees for                                 Number                    Number
                 Three Year
                   Terms:
------------------------------------------------      ---------------------     ---------------------
           Cynthia Sisco Parachini                          25,167,131                 954,602
            Charles J. Pivirotto                            25,164,048                 957,685
                John Stokes                                 25,109,400               1,012,333

RATIFICATION OF INDEPENDENT AUDITORS.

         FOR                     AGAINST                    ABSTAIN
-----------------------    ---------------------      ---------------------

      25,748,456                 341,306                     31,971


ITEM 5. Other Information
        -----------------

         None.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

                                     PART II


ITEM 6. Exhibits
        --------

         The following Exhibits are filed as part of this report.
            3.1    Certificate of Incorporation of Clifton Savings Bancorp, Inc. (1)
            3.2    By-Laws of Clifton Savings Bancorp, Inc. (2)
            4.1    Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)
            31.1   Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-
                   Oxley Act of 2002 (filed herewith).
            31.2   Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-
                   Oxley Act of 2002 (filed herewith).
            32.1   Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18
                   U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002 (filed herewith).

            -------------------------
              (1)  Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004
                   (File No. 000-50358).
              (2)  Incorporated herein by reference to the Company's Current
                   Report on Form 8-K filed with the Securities and Exchange
                   Commission on October 26, 2007.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                  CLIFTON SAVINGS BANCORP, INC.


Date: November 2, 2007            By: /s/ John A. Celentano, Jr.
                                      -----------------------------------------
                                      John A. Celentano, Jr.
                                      Chairman of the Board and Chief Executive
                                       Officer
                                      (Principal Executive Officer)


Date: November 2, 2007            By: /s/ Christine R. Piano
                                      -----------------------------------------
                                      Christine R. Piano
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Chief Accounting
                                       Officer)