Form 10-Q
period 2007-12-31
CLIFTON SAVINGS BANCORP INC
filed 2008-02-06
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007
                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                           Commission File No. 0-50358

                          CLIFTON SAVINGS BANCORP, INC.
         -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         UNITED STATES                                  34-1983738
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1433 VAN HOUTEN AVENUE, CLIFTON, NEW JERSEY                    07015
-------------------------------------------                  ----------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (973) 473-2200
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer |_|                   Accelerated Filer |X|

Non-Accelerated Filer |_|                     Smaller reporting company |_|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

The number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2008: 27,307,385 shares outstanding.

                                            CLIFTON SAVINGS BANCORP, INC.
                                                  AND SUBSIDIARIES

                                                      INDEX

                                                                                                                  Page
PART I - FINANCIAL INFORMATION                                                                                   Number
                                                                                                              -------------
        Item 1:      Financial Statements

                     Consolidated Statements of Financial Condition (Unaudited)
                     at December 31, 2007 and March 31, 2007                                                       1

                     Consolidated Statements of Income (Unaudited) For the Three
                     and Nine Months Ended December 31, 2007 and 2006                                              2

                     Consolidated Statements of Comprehensive Income (Unaudited) For the
                     Nine Months Ended December 31, 2007 and 2006                                                  3

                     Consolidated Statements of Cash Flows (Unaudited) For the
                     Nine Months Ended December 31, 2007 and 2006                                                4 - 5

                     Notes to Consolidated Financial Statements                                                  6 - 9

        Item 2:      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                              10 - 17

        Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                 18 - 19

        Item 4:      Controls and Procedures                                                                       20



PART II - OTHER INFORMATION

         Item 1:     Legal Proceedings                                                                             21

         Item 1A:    Risk Factors                                                                                  21

         Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds                                   22

         Item 3:     Defaults Upon Senior Securities                                                               22

         Item 4:     Submission of Matters to a Vote of Security Holders                                           23

         Item 5:     Other Information                                                                             23

         Item 6:     Exhibits                                                                                      23


SIGNATURES                                                                                                         24

                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 ----------------------------------------------
                                                  (Unaudited)

                                                                                      December 31,          March 31,
ASSETS                                                                                    2007                2007
------                                                                             ------------------  ------------------
Cash and due from banks                                                             $      4,493,817    $      4,332,311
Interest-bearing deposits in other banks                                                  17,869,730          36,772,918
                                                                                   ------------------  ------------------
         Total cash and cash equivalents                                                  22,363,547          41,105,229
Securities available for sale:
      Investment                                                                                   -           4,981,250
      Mortgage-backed                                                                     40,803,862          45,789,515
Securities held to maturity:
      Investment, estimated fair value of $125,991,000
         and $166,084,000, respectively                                                  124,992,182         164,989,209
      Mortgage-backed, estimated fair value of $158,320,000
         and $88,802,000, respectively                                                   157,917,727          90,100,052

Loans receivable                                                                         427,996,901         419,966,120
Allowance for loan losses                                                                 (1,440,000)         (1,350,000)
                                                                                   ------------------  ------------------
         Net loans                                                                       426,556,901         418,616,120
                                                                                   ------------------  ------------------

Bank owned life insurance                                                                 20,806,704          20,128,676
Premises and equipment                                                                     9,076,142           8,383,499
Federal Home Loan Bank of New York stock                                                   4,175,100           3,217,200
Interest receivable                                                                        4,130,173           4,439,300
Other assets                                                                               3,978,918           3,291,825
                                                                                   ------------------  ------------------
         Total assets                                                               $    814,801,256    $    805,041,875
                                                                                   ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
      Deposits                                                                      $    569,581,904    $    567,458,772
      Advances from Federal Home Loan Bank of New York                                    67,605,940          45,346,481
      Advance payments by borrowers for taxes and insurance                                4,092,690           4,109,109
      Other liabilities and accrued expenses                                               2,914,346           3,529,869
                                                                                   ------------------  ------------------
         Total liabilities                                                               644,194,880         620,444,231
                                                                                   ------------------  ------------------
Stockholders' equity:
      Preferred stock (par value $0.01), authorized 1,000,000
         shares; issued and outstanding - none                                                     -                   -
      Common stock (par value $0.01), authorized 75,000,000
         shares; 30,530,470 shares issued; 27,307,385 shares outstanding at December 31, 2007; 28,791,491 shares outstanding at
         March 31, 2007                                                                      305,305             305,305
      Paid-in capital                                                                    133,386,504         132,070,502
      Deferred compensation obligation under Rabbi Trust                                     172,491             145,845
      Retained earnings - substantially restricted                                        81,535,280          81,362,878
      Treasury stock, at cost; 3,223,085 shares at December 31, 2007
         and 1,738,979 shares at March 31, 2007                                          (36,079,647)        (19,639,198)
      Common stock acquired by Employee Stock Ownership Plan                              (8,060,041)         (8,609,590)
      Accumulated other comprehensive loss                                                  (529,077)           (949,509)
      Stock held by Rabbi Trust                                                             (124,439)            (88,589)
                                                                                   ------------------  ------------------
         Total stockholders' equity                                                      170,606,376         184,597,644
                                                                                   ------------------  ------------------
         Total liabilities and stockholders' equity                                 $    814,801,256    $    805,041,875
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

                                     CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                           ---------------------------------
                                                      (Unaudited)

                                                                  Three Months Ended                  Nine Months Ended
                                                                     December 31,                       December 31,
                                                            --------------------------------   --------------------------------
Interest income:                                                 2007             2006              2007             2006
                                                            ---------------   --------------   ---------------  ---------------
     Loans                                                   $   5,652,968     $  5,524,375     $  16,602,392    $  16,279,553
     Mortgage-backed securities                                  2,186,450        1,681,856         5,706,052        5,295,600
     Investment securities                                       1,530,717        1,884,927         5,010,406        5,685,546
     Other interest-earning assets                                 276,684          421,988         1,134,349          846,086
                                                            ---------------   --------------   ---------------  ---------------
              Total interest income                              9,646,819        9,513,146        28,453,199       28,106,785
                                                            ---------------   --------------   ---------------  ---------------
Interest expense:
     Deposits                                                    5,577,877        5,201,812        16,558,661       14,324,643
     Advances                                                      595,161          486,162         1,412,097        1,579,033
                                                            ---------------   --------------   ---------------  ---------------
              Total interest expense                             6,173,038        5,687,974        17,970,758       15,903,676
                                                            ---------------   --------------   ---------------  ---------------

Net interest income                                              3,473,781        3,825,172        10,482,441       12,203,109
Provision for loan losses                                                -           10,000            90,000           80,000
                                                            ---------------   --------------   ---------------  ---------------
Net interest income after provision for loan losses              3,473,781        3,815,172        10,392,441       12,123,109
                                                            ---------------   --------------   ---------------  ---------------

Non-interest income:
     Fees and service charges                                       51,864           46,947           151,631          167,470
     Bank owned life insurance                                     228,320                -           678,028                -
     Other                                                           5,200            7,499            14,502           19,816
                                                            ---------------   --------------   ---------------  ---------------
              Total non-interest income                            285,384           54,446           844,161          187,286
                                                            ---------------   --------------   ---------------  ---------------

Non-interest expenses:
     Salaries and employee benefits                              1,629,516        1,750,580         5,229,208        5,304,189
     Net occupancy expense of premises                             259,045          244,664           764,449          723,283
     Equipment                                                     213,867          226,071           655,464          691,358
     Directors' compensation                                       241,689          292,365           764,486          887,296
     Legal                                                          60,119           64,138           174,343          191,865
     Advertising                                                    76,677           73,557           229,624          238,745
     Federal insurance premium                                      16,925           18,287            51,625           55,095
     Other                                                         371,924          314,991         1,144,957        1,015,062
                                                            ---------------   --------------   ---------------  ---------------
              Total non-interest expenses                        2,869,762        2,984,653         9,014,156        9,106,893
                                                            ---------------   --------------   ---------------  ---------------

Income before income taxes                                         889,403          884,965         2,222,446        3,203,502
Income taxes                                                       192,000          325,000           473,000        1,186,000
                                                            ---------------   --------------   ---------------  ---------------
Net income                                                   $     697,403     $    559,965     $   1,749,446    $   2,017,502
                                                            ===============   ==============   ===============  ===============

Basic earnings per share                                     $        0.03     $       0.02     $        0.06    $        0.07
                                                            ===============   ==============   ===============  ===============
Diluted earnings per share                                   $        0.03     $       0.02     $        0.06    $        0.07
                                                            ===============   ==============   ===============  ===============

Dividends per common share                                   $        0.05     $       0.05     $        0.15    $        0.15
                                                            ===============   ==============   ===============  ===============

Weighted average number of common shares and common stock equivalents outstanding:
     Basic                                                      26,505,298       28,199,664        26,998,197       28,355,313
                                                            ===============   ==============   ===============  ===============
     Diluted                                                    26,616,345       28,430,139        27,131,895       28,455,572
                                                            ===============   ==============   ===============  ===============


See notes to consolidated financial statements.


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 -----------------------------------------------
                                                   (Unaudited)



                                                                              Nine Months Ended December 31,
                                                                             ----------------------------------
                                                                                  2007              2006
                                                                             ----------------  ----------------
Net income                                                                    $    1,749,446    $    2,017,502
                                                                             ----------------  ----------------

Other comprehensive income, net of income taxes:
     Gross unrealized holding gain on securities available for sale,
       net of income taxes of $256,863 and $471,656, respectively                    386,260           709,255
     Benefit plans, net of income taxes of $22,725 and $-0-, respectively             34,173                 -
                                                                             ----------------  ----------------
Other comprehensive gain                                                             420,433           709,255
                                                                             ----------------  ----------------
Comprehensive income                                                          $    2,169,879    $    2,726,757
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


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------
                                                   (Unaudited)


                                                                                         Nine Months Ended December 31,
                                                                                        ----------------------------------
                                                                                             2007              2006
                                                                                        ----------------  ----------------
Cash flows from operating activities:
     Net income                                                                          $    1,749,446    $    2,017,502
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                                 442,986           480,912
        Net amortization of deferred fees and costs, premiums and discounts                     340,211           394,133
        Amortization component of net periodic benefit cost, net of income taxes                 34,173                 -
        Provision for loan losses                                                                90,000            80,000
        Decrease in interest receivable                                                         309,127           525,578
        Deferred income tax (benefit)                                                          (234,109)         (307,930)
        (Increase) in other assets                                                             (709,847)          (10,932)
        Increase (decrease) in accrued interest payable                                         112,810           (32,664)
        (Decrease) increase in other liabilities                                               (728,333)          554,953
        (Increase) in cash surrender value of bank owned life insurance                        (678,028)                -
        ESOP shares committed to be released                                                    610,669           609,936
        Restricted stock expense                                                                795,885           892,317
        Stock option expense                                                                    407,888           570,955
        Increase in deferred compensation obligation under Rabbi Trust                           26,646            28,968
                                                                                        ----------------  ----------------
           Net cash provided by operating activities                                          2,569,524         5,803,728
                                                                                        ----------------  ----------------

Cash flows from investing activities: Proceeds from calls, maturities and repayments of:
        Investment securities available for sale                                              5,000,000        35,000,000
        Mortgage-backed securities available for sale                                         5,602,500         7,751,144
        Investment securities held to maturity                                               45,000,000        35,000,000
        Mortgage-backed securities held to maturity                                          22,911,432        25,911,288
     Redemptions of Federal Home Loan Bank of New York stock                                    797,100         1,164,800
     Purchases of:
        Investment securities held to maturity                                               (5,000,000)      (30,000,000)
        Mortgage-backed securities held to maturity                                         (91,015,359)                -
        Loan receivable                                                                     (10,934,919)       (3,706,382)
        Premises and equipment                                                               (1,135,629)         (118,542)
        Federal Home Loan Bank of New York stock                                             (1,755,000)         (642,100)
     Net change in loans receivable                                                           2,854,732       (17,176,943)
                                                                                        ----------------  ----------------
           Net cash (used in) provided by investing activities                              (27,675,143)       53,183,265
                                                                                        ----------------  ----------------

See notes to consolidated financial statements.


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                 ----------------------------------------------
                                                   (Unaudited)


                                                                                         Nine Months Ended December 31,
                                                                                        ----------------------------------
                                                                                             2007              2006
                                                                                        ----------------  ----------------
Cash flows from financing activities:
     Net increase in deposits                                                            $    2,123,132    $      606,829
     Proceeds from advances from Federal Home Loan Bank of New York                          40,000,000                 -
     Principal payments on advances from Federal Home Loan Bank of New York                 (17,740,541)      (11,632,451)
     Net (decrease) increase in payments by borrowers for taxes and insurance                   (16,419)           50,251
     Dividends paid                                                                          (1,577,044)       (1,813,324)
     Purchase of treasury stock                                                             (16,466,079)      (10,656,213)
     Exercise of stock options                                                                        -            24,494
     Income tax benefit from stock based compensation                                            40,888           128,426
                                                                                        ----------------  ----------------
           Net cash provided by (used in ) financing activities                               6,363,937       (23,291,988)
                                                                                        ----------------  ----------------

Net (decrease) increase in cash and cash equivalents                                        (18,741,682)       35,695,005
Cash and cash equivalents - beginning                                                        41,105,229        22,623,028
                                                                                        ----------------  ----------------
Cash and cash equivalents - ending                                                       $   22,363,547    $   58,318,033
                                                                                        ================  ================
Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                              $   17,857,948    $   15,936,340
                                                                                        ================  ================
        Income taxes paid, net of refunds                                                $    1,636,295    $    2,209,607
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

On September 12, 2007, the Bank converted from a New Jersey chartered savings and loan association to a federally chartered savings bank. In connection with the charter conversion, the Bank changed its name to "Clifton Savings Bank." Clifton MHC, the Company and the Bank will continue to be subject to supervision and examination by the Office of Thrift Supervision ("OTS"). The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").


2. BASIS OF PRESENTATION
------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2007, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 13, 2007.


3. EARNINGS PER SHARE (EPS)
---------------------------

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released, unvested restricted stock awards and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock awards and options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and nine months ended December 31, 2007, include incremental shares related to outstanding stock options and unvested restricted stock awards of 34,222 and 76,825 and 77,185 and 56,513, respectively. The calculation of diluted EPS for the three and nine months ended December 31, 2006, include incremental shares related to outstanding stock options and unvested restricted stock awards of 126,659 and 103,816 and 12,938 and 87,321, respectively. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


4. DIVIDEND WAIVER
------------------

During the three and nine months ended December 31, 2007 and 2006, Clifton MHC ("MHC"), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the OTS, to receive cash dividends of approximately $840,000 and $2.5 million, respectively, on the shares of Company common stock it owned in each year.


5. STOCK REPURCHASE PLANS
-------------------------

On March 1, 2007, the Company's Board of Directors authorized the Company's fourth repurchase plan for up to 615,000 shares of the Company's outstanding stock, representing approximately 5% of the outstanding shares owned by entities other than the MHC. The Company's fourth repurchase program was completed on June 7, 2007, under which 615,000 shares were purchased at a total cost of approximately $7.3 million or $11.86 per share.

On July 11, 2007, the Company's Board of Directors authorized the Company's fifth repurchase plan for up to 584,000 shares of the Company's outstanding stock, representing approximately 5% of the outstanding shares owned by entities other than the MHC. The Company's fifth repurchase program was completed on October 2, 2007, under which 584,000 shares were purchased at a total cost of approximately $6.3 million or $10.86 per share.

On October 24, 2007, the Company's Board of Directors authorized the Company's sixth repurchase plan for up to 555,000 shares of the Company's outstanding stock, representing approximately 5% of the outstanding shares owned by entities other than the MHC. The Company's sixth repurchase program was completed on November 27, 2007, under which 555,000 shares were purchased at a total cost of approximately $6.0 million or $10.81 per share.


6. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST
----------------------------------------------------------

Periodic pension expense for the director's and former President's retirement plans were as follows:

                                                                   Three Months Ended             Nine Months Ended
                                                                       December 31,                 December 31,
                                                              ------------------------------  --------------------------
                                                                  2007             2006          2007          2006
                                                              --------------   -------------  ------------ -------------
                                                                                     (In Thousands)
Service cost                                                   $       20       $       5       $     60     $      15
Interest cost                                                          34              34            102           102
Amortization of past service cost                                      22              22             66            66
Amortization of unrecognized net loss (gain)                           (3)              3             (9)            9
                                                              --------------   -------------  ------------ -------------
Net periodic benefit cost                                       $      73       $      64       $    219     $     192
                                                              ==============   =============  ============ =============

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


7. RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, "Effective Date of FASB Statement No. 157," that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company does not expect the adoption of FSP 157-b will have a material impact on its consolidated financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with the opportunity to early adopt SFAS No. 159 as of the beginning of a fiscal year that begins on or before November 15, 2007, as long as certain additional conditions are met. The Company does not expect the adoption of SFAS No. 159 will have a material impact on its consolidated financial position, results of operations, and cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards."("EITF 06-11") EITF 06-11 is effective for fiscal years beginning after September 15, 2007. In June 2007, the EITF reached a consensus on Issue No. 06-11, which states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its consolidated financial position, results of operations and cash flows.

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


Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment," of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of the expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company does not expect SAB 110 will have a material impact on its consolidated financial position, results of operations and cash flows.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 39.7% and 52.4%, respectively, of total assets at December 31, 2007, as compared to 38.0% and 52.0%, respectively, at March 31, 2007. Cash and cash equivalents decreased to 2.7% of total assets at December 31, 2007, as compared to 5.1% at March 31, 2007. There were no significant changes in the balances of other interest-earning assets between periods.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). Deposits increased $2.1 million, or 0.4% between March 31, 2007 and December 31, 2007, and borrowed funds increased by $22.3 million, or 49.2%. The balance in borrowed funds was $67.6 million at December 31, 2007 as compared to $45.3 million at March 31, 2007. During the nine months ended December 31, 2007, $40.0 million in long-term borrowings with an average rate of 4.42% were originated, while $17.7 million of long-term borrowings were repaid in accordance with their original terms.

Net interest income decreased $350,000, or 9.2%, during the three months ended December 31, 2007, when compared with the same 2006 period. Such decrease was due to a $480,000 increase in total interest expense which was partially offset by an increase in total interest income of $130,000. Average interest-earning assets decreased $32.9 million, or 4.2%, while average interest-bearing liabilities increased $5.7 million, or 0.9%. The $38.6 million decrease in average net interest-earning assets was mainly attributable to a reduction in interest-earning investments. Also, $20.6 million and $6.1 million, respectively, of funds previously invested in interest-earning assets in 2006 were used to purchase bank owned life insurance and repurchase Company stock in 2007. In addition to the decrease in net interest-earning assets, during the quarter ended December 31, 2007, there was a decline in interest rate spread to

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

1.09% from 1.10% as an increase of 27 basis points in the yield earned on interest-earning assets was not sufficient to offset a 28 basis point increase in the cost of interest-bearing liabilities.

Results of operations also depend, to a lesser extent, on non-interest income generated, provision for loan losses recorded, and non-interest expense incurred. During the three months ended December 31, 2007, non-interest income increased $231,000, or 427.8%, provision for loan losses decreased to $0 from $10,000 for the same period in 2006, and non-interest expense decreased $110,000, or 3.7%.


CHANGES IN FINANCIAL CONDITION

The Company's assets at December 31, 2007 totaled $814.8 million, which represents an increase of $9.8 million or 1.2% as compared with $805.0 million at March 31, 2007.

Cash and cash equivalents decreased $18.7 million, or 45.5% to $22.4 million at December 31, 2007 as compared to $41.1 million at March 31, 2007. This decrease resulted primarily from cash being redeployed into higher yielding mortgage-backed securities and loans.

Securities available for sale at December 31, 2007 decreased $10.0 million, or 19.7% to $40.8 million when compared with $50.8 million at March 31, 2007. The decrease during the nine months ended December 31, 2007, resulted primarily from maturities and repayments totaling $10.6 million that were partially offset by a decrease in unrealized losses of $643,000 on the portfolio.

Securities held to maturity at December 31, 2007 increased $27.8 million or 10.9% to $282.9 million when compared with $255.1 million at March 31, 2007. The increase during the nine months ended December 31, 2007, resulted primarily from purchases of securities totaling $96.0 million, partially offset by maturities and repayments totaling $67.9 million.

Net loans at December 31, 2007 increased $8.0 million, or 1.9% to $426.6 million when compared with $418.6 million at March 31, 2007. The increase during the nine months ended December 31, 2007, resulted primarily from internal origination volume, primarily residential real estate, coupled with the purchase of $10.9 million of whole loans, which more than offset repayment levels. The largest increase in the loan portfolio was in one-to-four family residential real estate loans which increased $5.7 million, or 1.5%.

Total liabilities increased $23.8 million, or 3.8% to $644.2 million at December 31, 2007 from $620.4 million at March 31, 2007. Deposits at December 31, 2007 increased $2.1 million, or 0.4% to $569.6 million when compared with $567.5 million at March 31, 2007. Borrowings increased $22.3 million, or 49.2% to $67.6 million at December 31, 2007, as compared with $45.3 million at March 31, 2007.
 During the period ending December 31, 2007, $40.0 million in long-term borrowings with an average rate of 4.42% were originated, while $17.7 million of long-term borrowings were repaid during the nine months ended December 31, 2007 in accordance with their original terms. At December 31, 2007, the remaining borrowings of $67.6 million had an average interest rate of 4.24%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


CHANGES IN FINANCIAL CONDITION (CONT'D)

Stockholders' equity totaled $170.6 million and $184.6 million at December 31, 2007 and March 31, 2007, respectively. The decrease of $14.0 million, or 7.6%, for the nine months ended December 31, 2007, resulted primarily from the repurchase of approximately 1.5 million shares of Company common stock for $16.5 million, and cash dividends paid of $1.6 million, and was partially offset by net income of $1.7 million, ESOP shares committed to be released of $611,000, $1.2 million for stock options and awards earned under the Equity Incentive Plan and related tax benefits, and a net decrease in unrealized losses, net of income tax benefit of $386,000, on the available for sale securities portfolios.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Net income increased $138,000 or 24.7% to $697,000 for the three months ended December 31, 2007 compared with $559,000 for the same 2006 period. The increase in net income during the 2007 period resulted primarily from increases in interest income and non-interest income, decreases in non-interest expense, provision for loan losses and income taxes, partially offset by an increase in interest expense.

Interest income on loans increased by $130,000, or 2.4% to $5.65 million during the three months ended December 31, 2007, when compared with $5.52 million for the same 2006 period. The increase during the 2007 period resulted from an increase in the yield earned on the loan portfolio of 8 basis points to 5.26% from 5.18%, coupled with an increase in the average balance of $2.9 million, or 0.7% when compared to the same period in 2006. Interest on mortgage-backed securities increased $510,000 or 30.4% to $2.19 million during the three months ended December 31, 2007, when compared with $1.68 million for the same 2006 period. The increase during the 2007 period resulted from an increase of 47 basis points in the yield earned on mortgage-backed securities to 4.95% from 4.48%, coupled with an increase of $26.4 million, or 17.6% in the average balance of mortgage-backed securities outstanding. The average yields on loans and securities increased as a result of the increasing long-term rate environment. Interest earned on investment securities decreased by $350,000, or 18.6% to $1.53 million during the three months ended December 31, 2007, when compared to $1.88 million during the same 2006 period, due to a decrease in the average balance by $52.0 million, or 28.6%, mostly offset by a 58 basis point increase in yield to 4.71% from 4.13%. Interest earned on other interest-earning assets decreased by $145,000, or 34.4% to $277,000 during the three months ended December 31, 2007, when compared to $422,000 during the same 2006 period primarily due to a $9.8 million, or 30.3% decrease in the average balance, coupled with a decrease of 31 basis points in yield to 4.90% from 5.21%. Investment securities and other interest-earning assets decreased primarily due to the redeployment of maturities of investment securities and cash and cash equivalents into higher yield loans and mortgage-backed securities.

Interest expense on deposits increased $380,000, or 7.3% to $5.58 million during the three months ended December 31, 2007, when compared to $5.20 million during the same 2006 period. Such increase was primarily attributable to an increase of 28 basis points in the cost of interest-bearing deposits to 3.98% from 3.70%, partially offset by a decrease of $2.2 million, or 0.4% in the average balance of interest-bearing deposits. Interest expense on borrowed money increased $109,000, or 22.4% to $595,000 during the three months ended December 31, 2007 when compared with $486,000 during the same 2006 period. Such increase was primarily attributable to an increase of $7.9 million, or 15.7% in the average balance of borrowings, coupled with an increase of 23 basis points in the cost of borrowings to 4.10% from 3.87%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (CONT'D.)

Net interest income decreased $350,000, or 9.2% during the three months ended December 31, 2007, to $3.47 million when compared to $3.82 million for the same 2006 period. Such decrease was due to a $480,000 increase in total interest expense which more than offset an increase in total interest income of $130,000. Average interest-earning assets decreased $32.9 million, or 4.2% while average interest-bearing liabilities increased $5.7 million, or 0.9%. The $32.9 million decrease in average interest-earning assets was mainly attributable to a reduction in interest-earning investments and other interest earning assets. The $5.7 million increase in average interest-bearing liabilities consisted of an increase of $7.9 million in borrowings partially offset by a decrease of $2.2 million in interest-bearing deposits. Adding to the decrease in net interest income was the decrease in average interest-earning assets coupled with an increase in average interest-bearing liabilities, and a decline in the interest rate spread to 1.09% from 1.10%, due to a 28 basis point increase in the cost of interest-bearing liabilities which was partially offset by an increase of 27 basis points in the yield earned on interest-earning assets.

During the three months ended December 31, 2007 and 2006, the Bank provided $0 and $10,000, respectively, as provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in the Bank's loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At December 31, 2007 and March 31, 2007, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $151,000 and $258,000 respectively, decreased to 0.04% and 0.02% of total loans and assets, respectively, at December 31, 2007 from 0.06% and 0.03% of total loans and assets, respectively, at March 31, 2007. At December 31, 2006, the Bank had $47,000 in non-performing loans. During the three months ended December 31, 2007 and 2006, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.44 million, representing 0.34% of total loans at December 31, 2007, $1.35 million, representing 0.32% of total loans at March 31, 2007, and $1.34 million, representing 0.32% of total loans at December 31, 2006.

Non-interest income increased $231,000, or 427.8% to $285,000 during the three months ended December 31, 2007 as compared to $54,000 for the same 2006 period. The increase during the period was due to management's initiatives to create non-interest income, in particular the addition of $228,000 in income from bank owned life insurance that was purchased in February 2007.

Non-interest expense decreased by $110,000, or 3.7% to $2.87 million during the three months ended December 31, 2007, when compared with $2.98 million during the same 2006 period. The components of non-interest expenses which experienced the most significant change were salaries and employee benefits, directors' compensation, and miscellaneous expenses. Salaries and employee benefits and directors' compensation decreased by $121,000, or 6.9% and $51,000, or 17.3%, respectively, partially offset by an increase of $57,000, or 18.1% in miscellaneous expenses. Directors' compensation expense was lower during the three months ended December 31, 2007 due to the reduced expense as a result of forfeiting of previously granted restricted stock awards and stock options by one director, and immediate vesting of restricted stock awards and stock options to another director following his resignation due to health problems. All other changes are considered individually insignificant between periods.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (CONT'D.)

Income taxes totaled $192,000 and $325,000 during the three months ended December 31, 2007 and 2006, respectively. The decrease of $133,000 or 40.9% during the 2007 period resulted from an increase in tax-exempt income from bank owned life insurance, which lowered the overall effective income tax rate in 2007. The Company's effective income tax rate was 21.6% and 36.8% during the three months ended December 31, 2007 and 2006, respectively.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Net income decreased $270,000, or 13.4% to $1.75 million for the nine months ended December 31, 2007 compared with $2.02 million for the same 2006 period. The decrease in net income during the 2007 period resulted primarily from increases in interest expense and provision for loan losses, partially offset by increases in interest income and non-interest income, and decreases in non-interest expense and income taxes.

Interest income on loans increased by $320,000, or 2.0% to $16.60 million during the nine months ended December 31, 2007, when compared with $16.28 million for the same 2006 period. The increase during the 2007 period resulted from an increase of $3.1 million, or 0.7% in the average balance of loans. In addition, the yield earned on the loan portfolio increased to 5.22%, an increase of 6 basis points, from 5.16% for the same period in 2006. Interest on mortgage-backed securities increased $410,000, or 7.7% to $5.71 million during the nine months ended December 31, 2007, when compared with $5.30 million for the same 2006 period. The increase during the 2007 period resulted from an increase of 34 basis points in the yield earned on mortgage-backed securities to 4.73% from 4.39%, partially offset by a decrease of $56,000, or 0.03% in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $680,000, or 12.0% to $5.01 million during the nine months ended December 31, 2007, when compared to $5.69 million during the same 2006 period, due to a decrease in the average balance by $52.3 million, or 26.6%, partially offset by a 78 basis point increase in yield to 4.64% from 3.86%. Interest earned on other interest-earning assets increased by $288,000, or 34.0% to $1.13 million during the nine months ended December 31, 2007, when compared to $846,000 during the same 2006 period primarily due to a $6.3 million, or 28.1% increase in the average balance, coupled with an increase of 24 basis points in yield to 5.29% from 5.05%. Other interest-earning assets and loans increased primarily due to the redeployment of repayments of mortgage-backed securities and investment securities into these higher yielding assets.

Interest expense on deposits increased $2.3 million, or 16.1% to $16.6 million during the nine months ended December 31, 2007, when compared to $14.3 million during the same 2006 period. Such increase was primarily attributable to an increase of 54 basis points in the cost of interest-bearing deposits to 3.93% from 3.39%, partially offset by a decrease of $2.2 million, or 0.4% in the average balance of interest-bearing deposits. Interest expense on borrowed money decreased $170,000, or 10.8% to $1.41 million during the nine months ended December 31, 2007 when compared with $1.58 million during the same 2006 period. Such decrease was primarily attributable to a decrease of $5.7 million, or 10.4% in the average balance of borrowings, coupled with a decrease of 1 basis point in the cost of borrowings to 3.86% from 3.87%. The increase in the average cost of interest-bearing liabilities is primarily the result of the continuing competitive environment for deposits and customer shift within deposits from transaction accounts to higher costing term deposits. This increase has continued at a faster pace than the repricing of our existing interest-earning assets (the origination of new loans and purchase of new securities.)

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (CONT'D)

Net interest income decreased $1.72 million, or 14.1% during the nine months ended December 31, 2007, to $10.48 million when compared to $12.20 million for the same 2006 period. This decrease was due to a $2.1 million increase in total interest expense which more than offset an increase in total interest income of $346,000. Average interest-earning assets decreased $43.0 million, or 5.4% while average interest-bearing liabilities decreased $7.9 million, or 1.3%. The $43.0 million decrease in average interest-earning assets was mainly attributable to a reduction in interest earning investments, partially offset by increases in loans, cash balances and bank owned life insurance. The $7.9 million decrease in average interest-bearing liabilities consisted of a decrease of $5.7 million in borrowings coupled with a decrease of $2.2 million in interest-bearing deposits. Adding to the decrease in net interest income was the decrease in average interest-earning assets, average interest-bearing liabilities, and a decline in the interest rate spread to 1.09% from 1.25%, due to a 49 basis point increase in the cost of interest-bearing liabilities, which was partially offset by an increase of 33 basis points in the yield earned on interest-earning assets.

During the nine months ended December 31, 2007 and 2006, the Bank provided $90,000 and $80,000, respectively, as a provision for loan losses. At December 31, 2007 and March 31, 2007, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $151,000 and $258,000 respectively, decreasing to 0.04% and 0.02% of total loans and assets, respectively, at December 31, 2007 from 0.06% and 0.03% of total loans and assets, respectively, at March 31, 2007. At the end of both periods, non-performing loans consisted of two one- to four-family residential real estate loans. At December 31, 2006, the Bank had $47,000 in non-performing loans. During the nine months ended December 31, 2007 and 2006, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.44 million, representing 0.34% of total loans at December 31, 2007, $1.35 million, representing 0.32% of total loans at March 31, 2007, and $1.33 million, representing 0.32% of total loans at December 31, 2006.

Non-interest income increased $657,000, or 351.3% to $844,000 during the nine months ended December 31, 2007 as compared to $187,000 for the same 2006 period. The increase during the period was due to management's initiatives to create non-interest income, in particular the addition of $678,000 in income from bank owned life insurance that was purchased in February 2007.

Non-interest expense decreased by $100,000, or 1.1% to $9.01 million during the nine months ended December 31, 2007, when compared with $9.11 million during the same 2006 period. The components of non-interest expenses which experienced the most significant change were salaries and employee benefits, miscellaneous expenses, directors' compensation, and equipment expense. Salaries and benefits expense decreased $75,000, or 1.4%, equipment expense decreased $36,000, or 5.2%, and directors' compensation decreased $123,000, or 13.8%, partially offset by an increase of $41,000, or 5.7% in net occupancy expense of premises and an increase of $130,000, or 12.8% in miscellaneous expenses. Directors' compensation expense was lower during the nine months ended December 31, 2007 due to the reduced expense as a result of forfeiting of previously granted restricted stock awards and stock options by one director, and immediate vesting of restricted stock awards and stock options to another director following his resignation due to health problems. All other changes are considered individually insignificant between periods.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (CONT'D)

Income taxes totaled $473,000 and $1.19 million during the nine months ended December 31, 2007 and 2006, respectively. The decrease of $713,000, or 60.1% during the 2007 period resulted from a decrease in pre-tax income, coupled with an increase in tax-exempt income from bank owned life insurance, which lowered the overall effective income tax rate in 2007. The Company's effective income tax rate was 21.3% and 37.0% during the nine months ended December 31, 2007 and 2006, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $63.2 million, or 7.8% of total assets at December 31, 2007 as compared to $91.9 million, or 11.4% of total assets at March 31, 2007.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating and financing activities during the three and nine months ended December 31, 2007. The primary source of cash was net income. The Company declared and paid a cash dividend during the three months ended December 31, 2007, totaling $501,000. Dividends declared totaled $1.58 million during the nine months ended December 31, 2007.

The primary uses of investing activity are lending and the purchases of securities. Net loans amounted to $426.6 million and $418.6 million at December 31, 2007 and March 31, 2007, respectively. Securities, including available for sale and held to maturity issues, totaled $323.7 million and $305.9 million at December 31, 2007 and March 31, 2007, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments and maturities on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow funds from the FHLB up to approximately $78.5 million under a revolving overnight line of credit and $78.5 million under a one-month overnight repricing line of credit agreement. At December 31, 2007, advances from the FHLB amounted to $67.6 million at a weighted average rate of 4.24%.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2007, the Bank had an outstanding commitment with the FHLB to borrow $1.2 million under the Community Investment Program ("CIP") at a rate and term to be determined at funding. The CIP commitment expires on March 28, 2008.

At December 31, 2007, the Bank had outstanding commitments to originate loans, and fund customers' approved unused equity lines of credit, aggregating $3.3 million. At December 31, 2007, the Bank also

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

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

Certificates of deposit scheduled to mature in one year or less at December 31, 2007, totaled $307.8 million, or 72.8% of our certificates of deposit. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances scheduled to mature in one year or less at December 31, 2007, totaled $21.1 million.


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

The following table sets forth the Bank's capital position at December 31, 2007, as compared to the minimum regulatory capital requirements:

                                                                                      OTS Requirements
                                                                   ------------------------------------------------------
                                                                        Minimum Capital          For Classification as
                                              Actual                       Adequacy                 Well-Capitalized
                                    ---------------------------    --------------------------   -------------------------
                                        Amount         Ratio          Amount         Ratio         Amount        Ratio
                                    ---------------- ----------    -------------   ----------   -------------  ----------
                                                                   (Dollars In Thousands)
Total capital
   (to risk-weighted assets)            $148,673        46.41 %        $25,625         8.00 %       $32,031       10.00 %
Tier 1 capital
   (to risk-weighted assets)             147,233        45.97           12,813         4.00          19,219        6.00
Core (tier 1) capital
   (to adjusted total assets)            147,233        18.23           32,298         4.00          40,373        5.00
Tangible capital
   (to adjusted tangible assets)         147,233        18.23           12,112         1.50               -           -


                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 3:
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------


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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------


NET PORTFOLIO VALUE. The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.

The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Report. The following table sets forth the Bank's NPV as of September 30, 2007, the most recent date the Bank's NPV was calculated by the OTS. The Bank expects that its NPV as of December 31, 2007 is consistent with the table below.

                                                                             Net Portfolio Value as % of
                                     Net Portfolio Value                       Present Value of Assets
 Basis Points ("bp")    ---------------------------------------------  ---------------------------------------
   Change in Rates          $ Amount       $ Change       % Change        NPV Ratio            Change
----------------------  ---------------- -------------  -------------  ---------------  ----------------------
                                                 (Dollars in Thousands)

         300 bp          $       97,802   $   (50,777)        (34)%          13.48 %              (537)bp
                        ---------------- -------------  -------------  ---------------  ----------------------
         200                    115,581       (32,999)        (22)           15.47                (338)
                        ---------------- -------------  -------------  ---------------  ----------------------
         100                    132,727       (15,852)        (11)           17.27                (157)
                        ---------------- -------------  -------------  ---------------  ----------------------
          50                    140,813        (7,767)         (5)           18.09                 (76)
                        ---------------- -------------  -------------  ---------------  ----------------------
           0                    148,580             -           -            18.85                   -
                        ---------------- -------------  -------------  ---------------  ----------------------
         (50)                   154,950         6,371         + 4            19.44                 +60
                        ---------------- -------------  -------------  ---------------  ----------------------
        (100)                   160,184        11,605         + 8            19.91                +107
                        ---------------- -------------  -------------  ---------------  ----------------------
        (200)                   167,044        18,464         +12            20.48                +163
                        ---------------- -------------  -------------  ---------------  ----------------------

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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 4:
                             CONTROLS AND PROCEDURES
         ----------------------------------------------------------------------


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

                  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         On January 15, 2008, the Chancery Division of the Superior Court of New Jersey issued an order reaffirming its October 31, 2007 order dismissing three claims of corporate waste brought against the Bank, the Company, the MHC and their directors by Lawrence Seidman.

         In its January 15, 2008 order, the Court reaffirmed its October 31, 2007 order on the following issues:

              o The Court ruled that Mr. Seidman failed to establish a breach of fiduciary duty and corporate waste with respect to the salary and compensation package paid to John A. Celentano, Jr., Chairman of the Board and Chief Executive Officer of Clifton Savings Bancorp.
              o The Court ruled that Mr. Seidman failed to establish a breach of fiduciary duty and corporate waste with respect to the shareholder-approved Equity Incentive Plan.
              o The Court ruled that Mr. Seidman failed to establish a breach of fiduciary duty with respect to consulting fees paid to Frank Hahofer, a former director, for special consulting services he performed for the Bank.

         In its January 15, 2008 order, the Court reaffirmed its October 31, 2007 ruling that Mr. Seidman met the burden of proving corporate waste with respect to Mr. Hahofer's consulting fees (Mr. Hahofer's annual consulting fees never exceeded $16,500). As previously announced, in sustaining Mr. Seidman's argument that these fees were duplicative of the services of a licensed appraiser, the Court ordered the defendant directors, as well as Mr. Hahofer, to reimburse the Bank for all consulting fees paid to Mr. Hahofer.

         Finally, in its January 15, 2008 order, the Court ordered that each defendant director be obligated to pay their own legal fees and costs and that Mr. Seidman be entitled to partial attorneys' fees.

ITEM 1A: Risk Factors
         ------------

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with Securities and Exchange Commission on June 13, 2007, which could materially affect our business, financial condition or future results. As of December 31, 2007, the risk factors of the Company have not changed materially from those recorded in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

                                     PART II


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended December 31, 2007.

                                                                                  Total Number               Maximum
                                                                                    of Shares            Number of Shares
                                          Total                                   Purchased as           That May Yet Be
                                        Number of              Average          Part of Publicly         Purchased Under
                                          Shares              Price Paid         Announced Plan            the Plans or
            Period                      Purchased             Per Share            or Programs               Programs
--------------------------------    -------------------    -----------------   --------------------    ---------------------
October 2007 (1) (2)
Beginning date: October 1                  117,101              $11.07                117,101                  447,112
Ending date: October 31

November 2007 (2)
Beginning date: November 1                 447,112              $10.77                447,112                        -
Ending date: November 30

December 2007 (3)
Beginning date: December 1                  18,360              $10.40                      -                        -
Ending date: December 31                 ----------                                   --------

             Total                         582,573                                    564,213

--------------------------------
(1) On July 11, 2007, the Company announced that the Board of Directors had approved its fifth stock repurchase program authorizing the Company to repurchase up to 584,000 shares of the Company's common stock, which was completed on October 2, 2007.
(2) On October 25, 2007, the Company announced that the Board of Directors had approved its sixth stock repurchase program authorizing the Company to repurchase up to 555,000 shares of the Company's common stock, which was completed on November 27, 2007.
(3) Includes the withholding of 18,360 shares at $10.40 per share subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

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

               ---------------------------
                        (1)  Incorporated herein by reference to the Company's Annual Report on Form
                             10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004 (File No. 000-50358).
                        (2)  Incorporated herein by reference to the Company's Current Report on Form
                             8-K filed with the Securities and Exchange Commission on October 26, 2007.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   CLIFTON SAVINGS BANCORP, INC.


Date: February 6, 2008             By: /s/ John A. Celentano, Jr.
                                       -----------------------------------------
                                       John A. Celentano, Jr.
                                       Chairman of the Board and Chief Executive
                                       Officer
                                       (Principal Executive Officer)


Date: February 6, 2008             By: /s/ Christine R. Piano
                                       -----------------------------------------
                                       Christine R. Piano
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Chief Accounting
                                       Officer)