Form 10-K
period 2008-03-31
CLIFTON SAVINGS BANCORP INC
filed 2008-06-13
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended March 31, 2008

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                --------------     --------------

                           Commission File No. 0-50358

                          CLIFTON SAVINGS BANCORP, INC.
           -----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        UNITED STATES                                      34-1983738
-------------------------------                       -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

1433 VAN HOUTEN AVENUE, CLIFTON, NEW JERSEY              07015
-------------------------------------------           ----------
(Address of Principal Executive Offices)              (Zip Code)

       Registrant's telephone number, including area code: (973) 473-2200
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                    Name of each exchange on which registered
 ---------------------------------------         -----------------------------------------
 Common Stock, par value $0.01 per share                 Nasdaq Global Select Market

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes /_/ No /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes /_/ No /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer    /_/                Accelerated Filer          /X/
Non-Accelerated Filer      /_/                Smaller Reporting Company  /_/
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /_/ No /X/

As of September 28, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $122,351,030, based upon the closing price of $11.83 as quoted on the Nasdaq Global Select Market.

The number of shares outstanding of the registrant's common stock as of April 30, 2008 was 27,307,385. Of such shares outstanding, 16,791,758 shares were held by Clifton MHC.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE 2008 ANNUAL REPORT TO STOCKHOLDERS AND OF THE PROXY STATEMENT FOR THE 2008 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PARTS II AND III, RESPECTIVELY, OF THIS FORM 10-K.

                          CLIFTON SAVINGS BANCORP, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                                                                Page
                                     PART I
Item 1.       Business..........................................................................................1
Item 1A.      Risk Factors.....................................................................................15
Item 1B.      Unresolved Staff Comments........................................................................16
Item 2.       Properties.......................................................................................17
Item 3.       Legal Proceedings................................................................................17
Item 4.       Submission of Matters to a Vote of Security Holders..............................................17

                                     PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
              of Equity Securities.............................................................................18
Item 6.       Selected Financial Data..........................................................................18
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation.............18
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.......................................18
Item 8.       Financial Statements and Supplementary Data......................................................18
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............18
Item 9A.      Controls and Procedures..........................................................................18
Item 9B.      Other Information................................................................................19

                                    PART III

Item 10.      Directors, Executive Officers and Corporate Governance...........................................19
Item 11.      Executive Compensation...........................................................................20
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters..............................................................................20
Item 13.      Certain Relationships and Related Transactions, and Director Independence........................21
Item 14.      Principal Accountant Fees and Services...........................................................21

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules..........................................................21

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

                                     PART I

ITEM 1.  BUSINESS
         --------

GENERAL

         Clifton Savings Bancorp, Inc. was organized as a federal corporation at the direction of Clifton Savings Bank (formerly known as Clifton Savings Bank, S.L.A. and referred to herein as "Clifton Savings") in connection with the mutual holding company reorganization of Clifton Savings. The reorganization was completed on March 3, 2004. In the reorganization, Clifton Savings Bancorp sold 45% of its outstanding shares of common stock to the public and issued 55% of its outstanding shares of common stock to Clifton MHC, the mutual holding company parent of Clifton Savings. So long as Clifton MHC exists, it will own at least a majority of Clifton Savings Bancorp's common stock. Clifton Savings Bancorp's business activity is the ownership of the outstanding capital stock of Clifton Savings and management of the investment of offering proceeds retained from the reorganization. Clifton Savings Bancorp neither owns nor leases any property but instead uses the premises, equipment and other property of Clifton Savings with the payment of appropriate rental fees, as required by applicable law and regulations. In the future, Clifton Savings Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so. Clifton Savings Bancorp has no significant assets, other than all of the outstanding shares of Clifton Savings, and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Clifton Savings.

         Clifton Savings has served its customers in New Jersey since 1928. On September 12, 2007, Clifton Savings converted from a New Jersey chartered savings and loan association to a federally chartered savings bank. In connection with the charter conversion, Clifton Savings changed its name to "Clifton Savings Bank." We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area. We attract deposits from the general public and use those funds to originate one- to four-family, multi-family and commercial real estate, and consumer loans, which we hold for investment.

SUBSIDIARY ACTIVITIES

         Clifton Savings Bancorp's sole subsidiary is Clifton Savings. Clifton Savings has one wholly owned subsidiary, Botany Inc., a New Jersey corporation that was formed in December 2004. Botany Inc. is treated under New Jersey tax law as a New Jersey investment company. At March 31, 2008, Botany Inc. held assets totaling $179.8 million.

AVAILABLE INFORMATION

         Clifton Savings Bancorp's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.cliftonsavings.com, as soon as reasonably practicable after
                ----------------------
such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website shall not be considered as incorporated by reference into this Form 10-K.

MARKET AREA

         We are headquartered in Clifton, New Jersey, which is located in northeast New Jersey and situated approximately 20 miles west of New York City. In addition to our main office located in Passaic County, we operate nine branch offices in Bergen and Passaic Counties, which, along with Essex, Morris, Hudson and Union Counties, comprise our primary market area. The economy in our market area is primarily oriented to the service, manufacturing, medical and retail industries. The area is also home to commuters working in the greater New York City metropolitan area.

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

         In addition, locally we face direct competition for funds from foreign, national and state commercial banks and savings institutions, as well as credit unions, who are exempt from paying federal and state income taxes. We also compete with large money center and regional banks with out-of-state headquarters that now operate branch offices in New Jersey. These larger regional banks often have significantly greater resources, more sophisticated marketing tools and more technologically advanced services relating to various deposit products.

         At June 30, 2007, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 1.43% of the deposits in our market area, which was the 19th largest market share out of the 57 institutions with offices in our market area.

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

LENDING ACTIVITIES

         GENERAL. Our loan portfolio consists primarily of one- to four-family mortgage loans. To a much lesser extent, our loan portfolio includes multi-family and commercial real estate loans, construction and consumer loans. Clifton Savings historically and currently only originates loans for investment purposes. At March 31, 2008, Clifton Savings had no loans that were held for sale.

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

         At March 31, 2008, we had four loans with principal balances in excess of $500,000. These loans included one loan secured by a mixed-use building that includes retail stores and two apartments totaling $517,000, or 3.2% of multi-family and commercial real estate loans and one loan secured by a mixed-use building that includes a retail space and three office units totaling $716,000, or 4.5% of multi-family and commercial real estate loans. In addition, we had two loans secured by multi-family properties totaling $3.1 million, or 19.6% of multi-family and commercial real estate loans. At March 31, 2008, all of these loans were performing in accordance with their terms.

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

         LOAN ORIGINATIONS AND PURCHASES. Loan originations come from a number of sources. The customary sources of loan originations include internet mortgage loan marketers, local mortgage brokers, advertising, referrals from customers, and personal contacts by our staff. We generally retain for our portfolio all of the loans that we originate. We occasionally purchase participation interests in real estate loans in our market area. We occasionally purchase real estate loans to supplement our own originations on properties located primarily within the state of New Jersey and to a lesser extent loans on properties located within fifteen states on the Eastern Seaboard.

         LOAN APPROVAL PROCEDURES AND AUTHORITY. Our policies and loan approval limits are established and approved by the Board of Directors. All residential mortgage loans and all consumer loans require the approval of senior management and are ratified by the Loan Committee of Board of Directors. All other loans require the approval of the Loan Committee of the Board of Directors. The Loan Committee usually meets weekly to review mortgage loans.

         LOANS TO ONE BORROWER. The maximum amount that we may lend to one borrower and the borrower's related entities is limited by regulation. At March 31, 2008, our regulatory limit on loans to one borrower was $22.1 million. At that date, our largest lending relationship was $2.6 million and included one loan, which was performing according to the original repayment terms at March 31, 2008.

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

INVESTMENT ACTIVITIES

         We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we maintain the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at March 31, 2008.

         At March 31, 2008, our investment portfolio consisted of Federal agency debt securities with maturities of 4 years or less and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. During the year, we primarily purchased longer term mortgage-backed securities in an effort to increase yield and provide an additional source of liquidity. Changes in general interest rates and market conditions may alter the prepayment rates of these type of securities, which might cause actual maturities to differ from contractual maturities.

         Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. Clifton Savings' Board of Directors has the overall responsibility for Clifton

Savings' investment portfolio, including approval of Clifton Savings' investment policy and appointment of Clifton Savings' Investment Committee. The Investment Committee is responsible for approval of investment strategies and monitoring of the investment performance of Clifton Savings. Clifton Savings' President is the designated investment officer and, in conjunction with the Chief Financial Officer, is responsible for the daily investment activities and is authorized to make investment decisions consistent with Clifton Savings' investment policy. The Investment Committee meets regularly with the President and Chief Financial Officer in order to review and determine investment strategies and transactions.

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

PERSONNEL

         As of March 31, 2008, we had 80 full-time employees and 15 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

                           REGULATION AND SUPERVISION

GENERAL

         As a federal mutual holding company, Clifton MHC is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. Clifton Savings Bancorp, as a federally chartered corporation, is also subject to reporting to and regulation by the Office of Thrift Supervision.

         Clifton Savings, as an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Clifton Savings is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Clifton Savings must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Clifton Savings' safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Clifton MHC, Clifton Savings Bancorp, Clifton Savings and their operations.

         Certain regulatory requirements applicable to Clifton Savings, Clifton Savings Bancorp and Clifton MHC are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings associations and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Clifton Savings, Clifton Savings Bancorp and Clifton MHC and is qualified in its entirety by reference to the actual statutes and regulations.

HOLDING COMPANY REGULATION

         GENERAL. Clifton Savings Bancorp is a savings and loan holding company within the meaning of federal law. As such, Clifton Savings Bancorp is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Clifton Savings Bancorp and its non-savings association subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         ACTIVITIES RESTRICTIONS APPLICABLE TO MUTUAL HOLDING COMPANIES. Pursuant to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Clifton MHC, may engage in the following activities:
(i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, unless the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Office of Thrift Supervision.

         The Gramm-Leach Bliley Act of 1999 was designed to modernize the regulation of the financial services industry by expanding the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. The legislation also expanded the activities permitted for mutual savings and loan holding companies to also include any activity permitted a "financial holding company" under the legislation, including a broad array of insurance and securities activities.

         Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Office of Thrift Supervision from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings associations. Clifton Savings must notify the Office of Thrift Supervision 30 days before declaring any dividend and comply with the additional restrictions described below. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

         STOCK HOLDING COMPANY SUBSIDIARY REGULATION. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. Under the rules, the stock holding company subsidiary holds all the shares of the mutual holding company's savings association subsidiary and issues at least a majority of its own shares to the mutual holding company parent. The stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent subject to the same terms and conditions. Office of Thrift Supervision regulations specify that the stock holding company subsidiary must be federally chartered for supervisory reasons.

         WAIVERS OF DIVIDENDS. Office of Thrift Supervision regulations require mutual holding companies to notify the agency if they propose to waive receipt of dividends from their stock holding company subsidiary. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company's board of directors determines that their waiver is consistent with such directors' fiduciary duties to the mutual holding company's members. Clifton MHC anticipates that it will continue to waive dividends that Clifton Savings Bancorp pays, if any.

         CONVERSION TO STOCK FORM. Office of Thrift Supervision regulations permit Clifton MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur and the Board of Directors has no present intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to Clifton MHC and Clifton Savings Bancorp, Clifton MHC's corporate existence would end and certain depositors in Clifton Savings would receive a right to subscribe for shares of a new holding company. In a conversion transaction, each share of common stock of Clifton Savings Bancorp held by stockholders other than Clifton MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio designed to ensure that stockholders other than Clifton MHC own the same percentage of common stock in the new holding company as they owned in Clifton Savings Bancorp immediately before conversion. The total number of shares held by stockholders other than Clifton MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

         ACQUISITION OF THE COMPANY. Under the Federal Change in Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire direct or indirect "control" of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of Clifton MHC. Under the Change in Control Act, the Office of Thrift Supervision generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

FEDERAL SAVINGS ASSOCIATION REGULATION

         BUSINESS ACTIVITIES. The activities of federal savings banks are governed by federal law and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings bank may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

         CAPITAL REQUIREMENTS. The Office of Thrift Supervision capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At March 31, 2008, Clifton Savings met each of its capital requirements.

         PROMPT CORRECTIVE REGULATORY ACTION. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings association that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association is deemed to have received notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association's total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

         INSURANCE OF DEPOSIT ACCOUNTS. Clifton Savings' deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of its Federal Deposit Insurance Corporation assessment.

         The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted. Clifton Savings' one-time credit approximated $504,000. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.

         The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which is unchanged from 2007.

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

         LOANS TO ONE BORROWER. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. We have made no loan nor have we extended credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.

         QTL TEST. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities but also defined to include education, credit card and small business loans) in at least 9 months out of each 12 month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2008, Clifton Savings maintained 96% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

         LIMITATION ON CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Clifton Savings, it is a subsidiary of a holding company. In the event Clifton Savings' capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, Clifton Savings' ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings association fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

         TRANSACTIONS WITH RELATED PARTIES. Clifton Savings' authority to engage in transactions with "affiliates" (e.g., any entity that controls or is under common control with an institution, including the Company and its other subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

         The Sarbanes-Oxley Act of 2002 generally prohibits loans by Clifton Savings to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Clifton Savings' authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Clifton Savings may make to insiders based, in part, on Clifton Savings' capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional restrictions based on the type of loan involved.

         ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         ASSESSMENTS. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association's (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The Office of Thrift Supervision assessments paid by Clifton Savings for the fiscal year ended March 31, 2008 totaled $68,000.

FEDERAL HOME LOAN BANK SYSTEM

         Clifton Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Clifton Savings, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Clifton Savings was in compliance with this requirement with an investment in Federal Home Loan Bank of New York stock of $7.5 million at March 31, 2008.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Clifton Savings' net interest income would likely also be reduced.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Clifton Savings complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

FEDERAL INCOME TAXATION

         GENERAL. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2004. For its 2008 fiscal year, Clifton Savings' maximum federal income tax rate was 34%.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Clifton Savings Bancorp, Clifton MHC, Clifton Savings, and Botany Inc. are elected annually by their respective Boards of Directors and serve at the Board's discretion. The executive officers of Clifton Savings Bancorp, Clifton MHC, Clifton Savings, and Botany Inc. are:

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

         Below is information regarding the executive officers of Clifton Savings Bancorp and Clifton Savings who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of March 31, 2008.

         WALTER CELUCH has been President and Corporate Secretary of Clifton Savings Bancorp since 2004 and has been President and Chief Executive Officer of Clifton Savings since January 1999. Mr. Celuch served as Corporate Secretary of Clifton MHC from 2004 to 2006. Prior to January 1999, Mr. Celuch served as the Senior Vice President and Chief Financial Officer of Clifton Savings. Mr. Celuch has served with Clifton Savings for over 20 years. Mr. Celuch has been Director and Investment Officer of Botany Inc. since inception in December 2004. Age 60.

         BART D'AMBRA has been Executive Vice President and Chief Operating Officer of Clifton Savings since March 2003 and Corporate Secretary of Clifton MHC since 2006. Mr. D'Ambra served as Senior Vice President of Clifton Savings from April 2002 until March 2003. Prior to April 2002, Mr. D'Ambra served Clifton Savings as a

Vice President. Mr. D'Ambra has served with Clifton Savings for over 15 years. Mr. D'Ambra has been President and Chief Executive Officer of Botany Inc. since inception in December 2004. Age 59.

         STEPHEN A. HOOGERHYDE has been Executive Vice President and Chief Lending Officer of Clifton Savings since March 2003 and April 2002, respectively. Mr. Hoogerhyde served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. Hoogerhyde served Clifton Savings as Vice President and Mortgage Officer. Mr. Hoogerhyde has served with Clifton Savings for over 21 years. Age 53.

         CHRISTINE R. PIANO, a certified public accountant, has been Chief Financial Officer and Treasurer of Clifton Savings Bancorp and Clifton MHC since 2004 and has been Executive Vice President and Chief Financial Officer of Clifton Savings since April 2003 and March 1999, respectively. Ms. Piano served as Vice President from March 2000 to April 2003. Ms. Piano has served with Clifton Savings for over 9 years. Ms. Piano has been Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc. since inception in December 2004. Age 44.

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

CHANGES IN  INTEREST RATES MAY HURT OUR PROFITS AND ASSET VALUE.

         Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This "flattening" of the market yield curve has had a negative impact on our interest rate spread and net interest margin, which has reduced our profitability. For the years ended March 31, 2008 and 2007, respectively, our interest rate spread was 1.09% compared to 1.23%. If short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Recently, however, the U.S. Federal Reserve decreased its target for the federal funds rate from 5.25% to 2.25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
          -------------------------

         None.

ITEM 2.  PROPERTIES
         ----------

         We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of March 31, 2008.

                                                    NET BOOK VALUE
                                       YEAR              AS OF           SQUARE       OWNED/
 LOCATION                             OPENED        MARCH 31, 2008       FOOTAGE      LEASED
 -----------                        ------------    --------------      --------     --------
                                                     (DOLLARS IN THOUSANDS)
 MAIN OFFICE:
 1433 Van Houten Avenue                1981           $2,394                10,460    Owned

 BRANCHES:
 CLIFTON:
 1055 Clifton Avenue                   1956              679                 2,484    Owned
 1 Village Square West                 1928              169                 1,550    Owned
 319 Lakeview Avenue                   1970              450                 3,311    Owned
 646 Van Houten Avenue                 1968              334                 1,081    Owned
 387 Valley Road                       1971                6                   995    Leased(1)
 GARFIELD:
 247 Palisade Avenue(2)                2004            1,069                 3,130    Owned
 369 Lanza Avenue                      1977              985                 2,174    Owned
 WALLINGTON:
 55 Union Boulevard                    2004            1,270                 2,806    Owned
 WAYNE:
 1158 Hamburg Turnpike                 2003                0                 1,617    Leased(3)

---------------------------
(1) The lease expires in May 2011.
(2) This branch replaced a previously leased facility which was opened in 1975.
(3) The current lease expires in January 2013 with an option for an additional 5 years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
         ----------------------------------------------------------------------
         ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------

         The information regarding the market for Clifton Savings Bancorp's common equity and related stockholder matters is incorporated herein by reference to the section captioned "Investor and Corporate Information" in Clifton Savings Bancorp's 2008 Annual Report to Stockholders.

         Clifton Savings Bancorp's ability to pay dividends is dependent on dividends received from Clifton Savings, which is subject to a variety of limitations under the regulations of the Office of Thrift Supervision on the payment of dividends. For a discussion of restrictions on the payment of cash dividends by Clifton Savings, see Part I, Item 1, "BUSINESS--REGULATION AND SUPERVISION--FEDERAL SAVINGS ASSOCIATION REGULATION--LIMITATION ON CAPITAL DISTRIBUTIONS" in this Annual Report on Form 10-K.

         The Company did not repurchase any of its common stock during the quarter ended March 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The information required by this item is incorporated herein by reference to the section captioned "Selected Consolidated Financial and Other Data" in the 2008 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATION
         ------------

         The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2008 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2008 Annual Report to Stockholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
         ------------------------------------------

         The information regarding financial statements is incorporated herein by reference to the section captioned "Consolidated Financial Statements" in the 2008 Annual Report to Stockholders.

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

        (b)       Internal Controls Over Financial Reporting

                  Management's annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are incorporated herein by reference to the sections captioned "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting," respectively, in the 2008 Annual Report to Stockholders.

         (c)      Changes to Internal Control Over Financial Reporting

                  There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
          -----------------

         None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE
          -------------------------------------------------------------
          REGISTRANT
          ----------

DIRECTORS

         The information relating to the directors and officers of Clifton Savings Bancorp is incorporated herein by reference to the section captioned "ITEMS TO BE VOTED ON BY STOCKHOLDERS -- ITEM 1 -- ELECTION OF DIRECTORS" in Clifton Savings Bancorp's Proxy Statement for the 2008 Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

         The information relating to the executive officers of Clifton Savings Bancorp in Part I, Item 1, "BUSINESS -- EXECUTIVE OFFICERS OF THE REGISTRANT" in this Annual Report on Form 10-K is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned "OTHER INFORMATION RELATING TO DIRECTORS AND EXECUTIVE OFFICERS -- SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in Clifton Savings Bancorp's Proxy Statement for the 2008 Annual Meeting of Stockholders.

DISCLOSURE OF CODE OF ETHICS

         Clifton Savings Bancorp has adopted a Code of Ethics and Business Conduct. See Exhibit 14.1 to this Annual Report on Form 10-K.

CORPORATE GOVERNANCE

         For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned "CORPORATE GOVERNANCE--COMMITTEES OF THE BOARD OF DIRECTORS--AUDIT/COMPLIANCE

COMMITTEE" in Clifton Savings Bancorp's Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

         The information regarding executive and director compensation is incorporated herein by reference to the sections captioned "DIRECTOR COMPENSATION," "EXECUTIVE COMPENSATION," "COMPENSATION DISCUSSION AND ANALYSIS" AND "COMPENSATION COMMITTEE REPORT," respectively, in Clifton Savings Bancorp's Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          ------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "STOCK OWNERSHIP" in Clifton Savings Bancorp's Proxy Statement for the 2008 Annual Meeting of Stockholders.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "STOCK OWNERSHIP" in Clifton Savings Bancorp's Proxy Statement for the 2008 Annual Meeting of Stockholders.

         (c)      Changes in Control

                  Management of Clifton Savings Bancorp knows of no arrangements, including any pledge by any person or securities of Clifton Savings Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d)      Equity Compensation Plan Information

                  The following table sets forth information as of March 31, 2008 about Company common stock that may be issued under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. The plan was approved by the Company's stockholders.

                                                                                           NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE
                                                                                            FOR FUTURE ISSUANCE
                                        NUMBER OF SECURITIES                                   UNDER EQUITY
                                          TO BE ISSUED UPON         WEIGHTED-AVERAGE        COMPENSATION PLANS
                                         THE EXERCISE OF          EXERCISE PRICE OF        (EXCLUDING SECURITIES
                                        OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,    REFLECTED IN THE FIRST
 PLAN CATEGORY                           WARRANTS AND RIGHTS      WARRANTS AND RIGHTS             COLUMN)
 ------------------------------------   --------------------      ---------------------    ----------------------
 Equity compensation plans
 approved by security holders                1,327,940                  $10.24                  165,661

 Equity compensation plans
 not approved by security holders                N/A                      N/A                      N/A
                                        --------------------      ---------------------    ----------------------

 Total                                       1,327,940                  $10.24                  165,661

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          ------------------------------------------------------------
          INDEPENDENCE
          ------------

         The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "OTHER INFORMATION RELATING TO DIRECTOR AND EXECUTIVE OFFICERS -- TRANSACTIONS WITH RELATED PERSONS" in Clifton Savings Bancorp's Proxy Statement for the 2008 Annual Meeting of Stockholders. The information regarding director independence is incorporated herein by reference to the section captioned "CORPORATE GOVERNANCE -- DIRECTOR INDEPENDENCE" in Clifton Savings Bancorp's Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

         The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned "PROPOSAL 2 -- RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in Clifton Savings Bancorp's Proxy Statement for the 2008 Annual Meeting of Stockholders.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          ---------------------------------------

         (a)      (1)      The following are filed as a part of this report
                           by means of incorporation of Clifton Savings
                           Bancorp's 2008 Annual Report to Stockholders:

                           o Report of Independent Registered Public Accounting Firm

                           o Consolidated Statements of Financial Condition as of March 31, 2008 and 2007

                           o Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended March 31, 2008

                           o      Consolidated Statements of Changes in
                                  Stockholders' Equity for Each of the Years in the Three-Year Period Ended March 31, 2008

                           o Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended March 31, 2008

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

                           10.8 Change in Control Agreement between Clifton Savings Bank, S.L.A. and Stephen A. Hoogerhyde (1)*
                           10.9 Change in Control Agreement between Clifton Savings Bank, S.L.A. and Christine R. Piano
                                   (1)*
                           10.10 Clifton Savings Bank, S.L.A. Directors' Retirement Plan (1)*
                           10.11 Clifton Savings Bank, S.L.A. 401(k) Savings Plan ((3))
                           10.12 Clifton Savings Bank, S.L.A. Supplemental Executive Retirement Plan (1)
                           10.13 Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan (4)
                           13.0    Annual Report to Stockholders
                           14.1    Code of Ethics and Business Conduct (1)
                           21.0    List of Subsidiaries
                           23.0    Consent of Beard Miller Company LLP
                           31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                           31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                           32.0 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
-------------------------
 *       Management contract or compensation plan arrangement.
(1) Incorporated by reference to the Company's 2004 Annual Report on Form 10-K filed on June 29, 2004.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 26, 2007.
(3) Incorporated by reference to the Registration Statement on Form S-8 (No. 333-113302) filed on March 5, 2004.
(4) Incorporated by reference to the Company's Proxy Statement filed on June 10, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CLIFTON SAVINGS BANCORP, INC.


Date: June 11, 2008                       By:  /s/ John A. Celentano, Jr.
                                                 -------------------------------
                                                 John A. Celentano, Jr.
                                                 Chairman of the Board and Chief
                                                   Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Name                                  Title                                       Date
      ----                                  -----                                       ----

/s/ John A. Celentano, Jr.                  Chairman of the Board and               June 11, 2008
---------------------------                 Chief Executive Officer
John A. Celentano, Jr.                      (principal executive officer)


/s/ Christine R. Piano                      Chief Financial Officer and             June 11, 2008
---------------------------                 Treasurer (principal financial and
Christine R. Piano                          accounting officer)


/s/ Thomas A. Miller                        Director                                June 11, 2008
---------------------------
Thomas A. Miller



/s/ Cynthia Sisco Parachini                 Director                                June 11, 2008
---------------------------
Cynthia Sisco Parachini



/s/ John H. Peto                            Director                                June 11, 2008
---------------------------
John H. Peto



/s/ Charles J. Pivirotto                    Director                                June 11, 2008
---------------------------
Charles J. Pivirotto



/s/ Joseph C. Smith                         Director                                June 11, 2008
---------------------------
Joseph C. Smith



/s/ John Stokes                             Director                                June 11, 2008
---------------------------
John Stokes