Form 10-Q
period 2008-06-30
CLIFTON SAVINGS BANCORP INC
filed 2008-08-07
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2008
                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-50358
                                               -------

                          CLIFTON SAVINGS BANCORP, INC.
           -----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         UNITED STATES                                        34-1983738
-------------------------------------                     -------------------
 (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

1433 VAN HOUTEN AVENUE, CLIFTON, NEW JERSEY                       07015
-------------------------------------------                    ------------
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

Non-Accelerated Filer |_|                        Smaller reporting company |_|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

The number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2008: 26,866,209 shares outstanding.

                                          CLIFTON SAVINGS BANCORP, INC.
                                                AND SUBSIDIARIES

                                                      INDEX

                                                                                                                  Page
PART I - FINANCIAL INFORMATION                                                                                   Number
                                                                                                              -------------
        Item 1:      Financial Statements

                     Consolidated Statements of Financial Condition (Unaudited)
                     at June 30, 2008 and March 31, 2008                                                           1

                     Consolidated Statements of Income (Unaudited) For the Three
                     Months Ended June 30, 2008 and 2007                                                           2

                     Consolidated Statements of Comprehensive Income (Unaudited) For the
                     Three Months Ended June 30, 2008 and 2007                                                     3

                     Consolidated Statements of Cash Flows (Unaudited) For the
                     Three Months Ended June 30, 2008 and 2007                                                   4 - 5

                     Notes to Consolidated Financial Statements                                                  6 - 9

        Item 2:      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                              10 - 15

        Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                 16 - 17

        Item 4:      Controls and Procedures                                                                       18


PART II - OTHER INFORMATION

         Item 1:     Legal Proceedings                                                                             19

         Item 1A:    Risk Factors                                                                                  19

         Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds                                   19

         Item 3:     Defaults Upon Senior Securities                                                               20

         Item 4:     Submission of Matters to a Vote of Security Holders                                           20

         Item 5:     Other Information                                                                             20

         Item 6:     Exhibits                                                                                      20


SIGNATURES                                                                                                         21


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                 ---------------------------------------------
                                                  (Unaudited)

                                                                                       June 30,            March 31,
ASSETS                                                                                   2008                2008
------                                                                             ------------------  ------------------
Cash and due from banks                                                             $      6,509,945     $     6,499,339
Interest-bearing deposits in other banks                                                  29,615,377          45,731,351
                                                                                   ------------------  ------------------
         Total cash and cash equivalents                                                  36,125,322          52,230,690
Securities available for sale:
      Mortgage-backed                                                                     84,678,941          90,218,624
Securities held to maturity:
      Investment, estimated fair value of $85,995,000
         and $112,086,000, respectively                                                   84,994,218         109,993,194
      Mortgage-backed, estimated fair value of $221,422,000
         and $182,686,000, respectively                                                  223,368,063         180,666,236

Loans receivable                                                                         441,292,480         422,059,272
Allowance for loan losses                                                                 (1,440,000)         (1,440,000)
                                                                                   ------------------  ------------------
         Net loans                                                                       439,852,480         420,619,272
                                                                                   ------------------  ------------------

Bank owned life insurance                                                                 21,261,743          21,033,212
Premises and equipment                                                                     8,908,214           9,000,367
Federal Home Loan Bank of New York stock                                                   8,553,000           7,536,600
Interest receivable                                                                        4,289,038           4,577,398
Other assets                                                                               3,924,167           3,180,650
                                                                                   ------------------  ------------------
         Total assets                                                               $    915,955,186     $   899,056,243
                                                                                   ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Deposits                                                                      $    576,788,213     $   576,721,811
      Advances from Federal Home Loan Bank of New York                                   162,328,722         142,306,370
      Advance payments by borrowers for taxes and insurance                                4,698,993           4,269,117
      Other liabilities and accrued expenses                                               4,004,798           3,404,141
                                                                                   ------------------  ------------------
         Total liabilities                                                               747,820,726         726,701,439
                                                                                   ------------------  ------------------
Stockholders' equity:
      Preferred stock (par value $0.01), authorized 1,000,000
         shares; issued and outstanding - none                                                     -                   -
      Common stock (par value $0.01), authorized 75,000,000
         shares; 30,530,470 shares issued; 26,894,293 shares outstanding at June 30, 2008; 27,307,385 shares outstanding at
         March 31, 2008                                                                      305,305             305,305
      Paid-in capital                                                                    134,114,517         133,747,349
      Deferred compensation obligation under Rabbi Trust                                     186,642             179,055
      Retained earnings                                                                   82,271,119          81,671,543
      Treasury stock, at cost; 3,636,177 shares at June 30, 2008
         and 3,223,085 shares at March 31, 2008                                          (40,278,387)        (36,079,647)
      Common stock acquired by Employee Stock Ownership Plan                              (7,693,675)         (7,876,858)
      Accumulated other comprehensive income (loss)                                         (611,967)            532,496
      Stock held by Rabbi Trust                                                             (159,094)           (124,439)
                                                                                   ------------------  ------------------
         Total stockholders' equity                                                      168,134,460         172,354,804
                                                                                   ------------------  ------------------
         Total liabilities and stockholders' equity                                 $    915,955,186     $   899,056,243
                                                                                   ==================  ==================

See notes to consolidated financial statements.


                               CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                      ---------------------------------
                                                 (Unaudited)

                                                                               Three Months Ended June 30,
                                                                        ------------------------------------------
Interest income:                                                              2008                    2007
                                                                        ------------------      ------------------
     Loans                                                                $     5,623,995         $     5,445,493
     Mortgage-backed securities                                                 3,607,370               1,666,144
     Investment securities                                                      1,230,186               1,796,308
     Other interest-earning assets                                                305,713                 451,384
                                                                        ------------------      ------------------
              Total interest income                                            10,767,264               9,359,329
                                                                        ------------------      ------------------
Interest expense:
     Deposits                                                                   5,143,048               5,381,155
     Advances                                                                   1,427,946                 415,331
                                                                        ------------------      ------------------
              Total interest expense                                            6,570,994               5,796,486
                                                                        ------------------      ------------------

Net interest income                                                             4,196,270               3,562,843
Provision for loan losses                                                               -                       -
                                                                        ------------------      ------------------
Net interest income after provision for loan losses                             4,196,270               3,562,843
                                                                        ------------------      ------------------

Non-interest income:
     Fees and service charges                                                      51,447                  44,994
     Bank owned life insurance                                                    228,531                 223,160
     Other                                                                         10,454                   4,550
                                                                        ------------------      ------------------
              Total non-interest income                                           290,432                 272,704
                                                                        ------------------      ------------------

Non-interest expenses:
     Salaries and employee benefits                                             1,699,890               1,825,643
     Net occupancy expense of premises                                            236,817                 241,708
     Equipment                                                                    218,476                 218,319
     Directors' compensation                                                      244,558                 265,411
     Legal                                                                         59,741                  62,874
     Advertising                                                                   86,479                  71,183
     Federal insurance premium                                                     16,213                  18,045
     Other                                                                        292,301                 392,177
                                                                        ------------------      ------------------
              Total non-interest expenses                                       2,854,475               3,095,360
                                                                        ------------------      ------------------

Income before income taxes                                                      1,632,227                 740,187
Income taxes                                                                      500,000                 178,000
                                                                        ------------------      ------------------
Net income                                                                $     1,132,227         $       562,187
                                                                        ==================      ==================

Basic earnings per share                                                  $          0.04         $          0.02
                                                                        ==================      ==================
Diluted earnings per share                                                $          0.04         $          0.02
                                                                        ==================      ==================

Dividends per common share                                                $          0.05         $          0.05
                                                                        ==================      ==================

Weighted average number of common shares and common stock equivalents outstanding:
     Basic                                                                     26,137,127              27,427,388
                                                                        ==================      ==================
     Diluted                                                                   26,184,002              27,648,526
                                                                        ==================      ==================

See notes to consolidated financial statements.


                             CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             -----------------------------------------------
                                              (Unaudited)


                                                                                Three Months Ended June 30,
                                                                             ----------------------------------
                                                                                  2008              2007
                                                                             ----------------  ----------------
Net income                                                                     $   1,132,227      $    562,187
                                                                             ----------------  ----------------
Other comprehensive income (loss), net of income tax (benefit):
     Gross unrealized holding (loss) on securities available for sale,
       net of income tax benefit of $776,579 and $292,443, respectively           (1,167,785)         (439,763)
     Benefit plans, net of income taxes of $7,755 and $7,575, respectively            11,661            11,390
                                                                             ----------------  ----------------
Other comprehensive (loss)                                                        (1,156,124)         (428,373)
                                                                             ----------------  ----------------
Comprehensive (loss) income                                                    $     (23,897)     $    133,814
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


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------
                                                   (Unaudited)

                                                                                           Three Months Ended June 30,
                                                                                        ----------------------------------
                                                                                             2008              2007
                                                                                        ----------------  ----------------
Cash flows from operating activities:
     Net income                                                                             $ 1,132,227         $ 562,187
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                                 114,196           150,118
        Net amortization of deferred fees and costs, premiums and discounts                      34,709           154,004
        Amortization component of net periodic benefit cost                                      19,416            18,965
        Decrease in interest receivable                                                         288,360           272,204
        Deferred income tax benefit                                                            (241,201)         (237,022)
        Decrease in other assets                                                                289,725           173,593
        Increase (decrease) in accrued interest payable                                          46,440           (18,734)
        Increase (decrease) in other liabilities                                                496,088          (658,010)
        (Increase) in cash surrender value of bank owned life insurance                        (228,531)         (223,160)
        ESOP shares committed to be released                                                    185,320           215,912
        Restricted stock expense                                                                265,567           266,180
        Stock option expense                                                                     92,104           171,050
        Increase in deferred compensation obligation under Rabbi Trust                            7,587             8,738
                                                                                        ----------------  ----------------
           Net cash provided by operating activities                                          2,502,007           856,025
                                                                                        ----------------  ----------------

Cash flows from investing activities: Proceeds from calls, maturities and repayments of:
        Investment securities available for sale                                                      -         5,000,000
        Mortgage-backed securities available for sale                                         3,604,361         2,374,210
        Investment securities held to maturity                                               25,000,000        20,000,000
        Mortgage-backed securities held to maturity                                           8,553,583         8,945,903
     Redemptions of Federal Home Loan Bank of New York stock                                    224,000           219,500
     Purchases of:
        Investment securities held to maturity                                                        -        (5,000,000)
        Mortgage-backed securities held to maturity                                         (51,273,961)      (29,742,997)
        Loans receivable                                                                              -        (5,461,010)
        Premises and equipment                                                                  (22,043)       (1,079,387)
        Federal Home Loan Bank of New York stock                                             (1,240,400)                -
     Net change in loans receivable                                                         (19,259,432)        8,087,005
                                                                                        ----------------  ----------------
           Net cash (used in) provided by investing activities                              (34,413,892)        3,343,224
                                                                                        ----------------  ----------------



See notes to consolidated financial statements.



                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                 ----------------------------------------------
                                   (Unaudited)



                                                                                           Three Months Ended June 30,
                                                                                        ----------------------------------
                                                                                             2008              2007
                                                                                        ----------------  ----------------
Cash flows from financing activities:
     Net increase in deposits                                                             $      66,402     $   3,987,114
     Proceeds from advances from Federal Home Loan Bank of New York                          25,000,000                 -
     Principal payments on advances from Federal Home Loan Bank of New York                  (4,977,648)       (3,904,339)
     Net increase in payments by borrowers for taxes and insurance                              429,876           221,673
     Dividends paid                                                                            (486,078)         (547,536)
     Purchase of treasury stock                                                              (4,230,186)       (3,933,044)
     Tax benefit from stock based compensation                                                    4,151            20,940
                                                                                        ----------------  ----------------
           Net cash provided by (used in ) financing activities                              15,806,517        (4,155,192)
                                                                                        ----------------  ----------------

Net (decrease) increase in cash and cash equivalents                                        (16,105,368)            6,127
Cash and cash equivalents - beginning                                                        52,230,690        41,105,229
                                                                                        ----------------  ----------------
Cash and cash equivalents - ending                                                        $  36,125,322     $  41,111,356
                                                                                        ================  ================
Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                               $   6,524,554     $   5,815,220
                                                                                        ================  ================
        Income taxes paid, net of refunds                                                 $     231,642     $     722,590
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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. PRINCIPLES OF CONSOLIDATION
------------------------------

The consolidated financial statements include the accounts of Clifton Savings Bancorp, Inc. (the "Company"), the Company's wholly-owned subsidiary, Clifton Savings Bank (formerly known as "Clifton Savings Bank, S.L.A." and referred to herein as the "Bank") and the Bank's wholly-owned subsidiary, Botany Inc. ("Botany"). The Company's business consists principally of investing in securities and the operations of the Bank. Botany's business consists solely of holding investment and mortgage-backed securities, and Botany is treated under New Jersey tax law as a New Jersey investment company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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


2. BASIS OF PRESENTATION
------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2008, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 13, 2008.


3. EARNINGS PER SHARE (EPS)
---------------------------

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released, unvested restricted stock awards and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock awards and options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three months ended June 30, 2008 and 2007, include incremental shares related to outstanding stock options and unvested restricted stock awards of -0- and 46,875 and 151,161 and 66,285, respectively. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

4. DIVIDEND WAIVER
------------------

During the three months ended June 30, 2008 and 2007, Clifton MHC ("MHC"), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the OTS, to receive cash dividends of approximately $840,000 on the shares of Company common stock it owned in each year.


5. STOCK REPURCHASE PLANS
-------------------------

On May 14, 2008, the Company's Board of Directors authorized the Company's seventh repurchase plan for up to 525,000 shares of the Company's outstanding stock, representing approximately 5% of the outstanding shares owned by entities other than the MHC. At of June 30, 2008, 416,148 shares were purchased at a total cost of approximately $4.2 million or $10.17 per share.


6. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST
----------------------------------------------------------

Periodic pension expense for the director's and former President's retirement plans were as follows:

                                                Three Months Ended June 30,
                                              ---------------------------------
                                                   2008              2007
                                              ---------------   ---------------
                                                       (In Thousands)

Service cost                                    $        22      $         20
Interest cost                                            36                34
Amortization of past service cost                        22                22
Amortization of unrecognized net (gain)                  (2)               (3)
                                              --------------   ---------------

Net periodic benefit cost                       $        78      $         73
                                              ==============   ===============


7. FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No.157, "Fair Value Measurements", on April 1, 2008. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement:

         Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

7. FAIR VALUE OF FINANCIAL INSTRUMENTS (CON'T)
----------------------------------------------

         Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

         Level 3: Price or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company's cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, mortgage-backed securities, many other sovereign government obligations, and active listed securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy. As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.

The type of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels or price transparency include less liquid mortgage products, less liquid equities, and state municipal and provincial obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.

The following table sets for the Company's financial assets that were accounted for at fair values as of June 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements:

                                                              (LEVEL 1)          (LEVEL 2)
                                             JUNE 30,       QUOTED PRICES       SIGNIFICANT        (LEVEL 3)
                                              2008            IN ACTIVE            OTHER          SIGNIFICANT
                                             CARRYING        MARKETS FOR         OBSERVABLE        UNOBSERVABLE
                                              VALUE         IDENTICAL ASSETS      INPUTS             INPUTS
                                          -------------    ------------------ --------------     --------------
                                                                   (In Thousands)
Assets:
Securities available for sale                $84,679           $    -            $ 84,679             $   -


8. EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT
-----------------------------------------------------------------------------
PLANS
-----

On April 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" - an Amendment of FASB Nos. 87, 88,106 and 132 (R). SFAS No. 158 requires that the funded status of a defined benefit postretirement plan be measured as of the entity's fiscal year-end rather than as of an earlier date. As a result, the Company changed the measurement date from January 1 to March 31 for its defined benefit plans. This adoption on April 1, 2008 resulted in adjustments of approximately $46,000 to the Company's retained earnings and $12,000 to other comprehensive income.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


9. RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------

In March 2007, The Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption of EITF 06-11 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment," of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of the expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. SAB 110 was effective January 1, 2008. The adoption of SAB 110 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows as the Company utilizes the simplified method.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 42.9% and 48.0%, respectively, of total assets at June 30, 2008, as compared to 42.4% and 46.8%, respectively, at March 31, 2008. Cash and cash equivalents decreased to 3.9% of total assets at June 30, 2008, as compared to 5.8% at March 31, 2008.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). Deposits increased $66,000, or .0.01% between March 31, 2008 and June 30, 2008, and borrowed funds increased by $20.0 million, or 14.1%. The balance in borrowed funds was $162.3 million at June 30, 2008 as compared to $142.3 million at March 31, 2008. During the three months ended June 30, 2008, $25.0 million in long-term borrowings with an average rate of 3.77% were originated, while $5.0 million of long-term borrowings were repaid in accordance with their original terms.

Net interest income increased $640,000, or 18.0%, during the three months ended June 30, 2008, when compared with the same 2007 period. Such increase was due to a $1.41 million increase in total interest income which was partially offset by an increase in total interest expense of $775,000. Average interest-earning assets increased $99.0 million, or 13.1%, while average interest-bearing liabilities increased $112.0 million, or 18.5%. The $13.0 million decrease in average net interest-earning assets was mainly attributable to a reduction in the average balance of interest-earning investment securities. The interest rate spread increased 25 basis points to 1.37% from 1.12%. This was due to an increase of 9 basis points in the yield earned on interest-earning assets coupled with a 16 basis points decrease in the cost of interest-bearing liabilities.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

Results of operations also depend, to a lesser extent, on non-interest income generated, provision for loan losses recorded, and non-interest expense incurred. During the three months ended June 30, 2008, non-interest income increased $17,000, or 6.2%. The provision for loan losses was $0 for both periods, and non-interest expense decreased $241,000, or 7.8%.


CHANGES IN FINANCIAL CONDITION

The Company's assets at June 30, 2008 totaled $916.0 million, which represents an increase of $16.9 million or 1.9% as compared with $899.1 million at March 31, 2008.

Cash and cash equivalents decreased $16.1 million, or 30.8% to $36.1 million at June 30, 2008 as compared to $52.2 million at March 31, 2008. This decrease resulted primarily from cash being redeployed into higher yielding mortgage-backed securities and loans.

Securities available for sale at June 30, 2008 decreased $5.5 million, or 6.1% to $84.7 million when compared with $90.2 million at March 31, 2008. The decrease during the three months ended June 30, 2008, resulted primarily from maturities and repayments totaling $3.6 million and an increase in unrealized losses of $1.9 million on the portfolio.

Securities held to maturity at June 30, 2008 increased $17.7 million or 6.1% to $308.4 million when compared with $290.7 million at March 31, 2008. The increase during the three months ended June 30, 2008, resulted primarily from purchases of securities totaling $51.3 million<184> partially offset by maturities, calls and repayments totaling $33.6 million.

Net loans at June 30, 2008 increased $19.3 million, or 4.6% to $439.9 million when compared with $420.6 million at March 31, 2008. The increase during the three months ended June 30, 2008, resulted primarily from internal origination volume, primarily in residential real estate, which more than offset repayment levels. The largest increase in the loan portfolio was in one-to-four family residential real estate loans which increased $17.1 million, or 4.4%.

Total liabilities increased $21.1 million, or 2.9% to $747.8 million at June 30, 2008 from $726.7 million at March 31, 2008. Deposits at June 30, 2008 increased $66,000, or 0.01% to $576.8 million when compared with $576.7 million at March 31, 2008. Borrowings increased $20.0 million, or 14.1% to $162.3 million at June 30, 2008, as compared with $142.3 million at March 31, 2008. During the period ending June 30, 2008, $25.0 million in long-term borrowings with an average rate of 3.77% were originated, as part of leverage strategy, while $5.0 million of long-term borrowings were repaid in accordance with their original terms. At June 30, 2008, the remaining borrowings of $162.3 million had an average interest rate of 3.86%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION (CONT'D)

Stockholders' equity totaled $168.1 million and $172.4 million at June 30, 2008 and March 31, 2008, respectively. The decrease of $4.3 million, or 2.5%, for the three months ended June 30, 2008, resulted primarily from the repurchase of approximately 416,000 shares of Company common stock for $4.2 million, cash dividends paid of $486,000, and a net increase in unrealized losses of $1.2 million on the available for sale securities portfolios, partially offset by net income of $1.1 million, ESOP shares committed to be released of $185,000, and $362,000 for stock options and awards earned under the Company's 2005 Equity Incentive Plan and related tax benefits.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND
2007

Net income increased $570,000 or 101.4% to $1.13 million for the three months ended June 30, 2008 compared with $562,000 for the same 2007 period. The increase in net income during the 2008 period resulted primarily as a result of an increase in the net interest rate spread and a reduction of non-interest expense, as well as continued favorable trends in loan production and asset quality.

Interest income on loans increased by $170,000, or 3.1% to $5.62 million during the three months ended June 30, 2008, when compared with $5.45 million for the same 2007 period. The increase during the 2008 period resulted from an increase in the yield earned on the loan portfolio of 3 basis points to 5.24% from 5.21%, coupled with an increase in the average balance of $10.8 million, or 2.6% when compared to the same period in 2007. Interest on mortgage-backed securities increased $1.94 million or 116.2% to $3.61 million during the three months ended June 30, 2008, when compared with $1.67 million for the same 2007 period. The increase during the 2008 period resulted from an increase of 57 basis points in the yield earned on mortgage-backed securities to 5.13% from 4.56%, coupled with an increase of $135.3 million, or 92.6% in the average balance of mortgage-backed securities outstanding. The average yields on loans and securities increased as a result of the increasing long-term rate environment. Interest earned on investment securities decreased by $570,000, or 31.7% to $1.23 million during the three months ended June 30, 2008, when compared to $1.80 million during the same 2007 period, due to a decrease in the average balance by $57.5 million, or 36.5%, partially offset by a 36 basis point increase in yield to 4.92% from 4.56%. Interest earned on other interest-earning assets decreased by $145,000, or 32.2% to $306,000 during the three months ended June 30, 2008, when compared to $451,000 during the same 2007 period primarily due to a decrease of 239 basis points in yield to 2.65% from 5.04%, partially offset by an increase of $10.4 million, or 29.2%, in the average balance. Investment securities decreased primarily due to the redeployment of maturities of investment securities and cash and cash equivalents into higher yielding loans and mortgage-backed securities. Other interest-earning assets increased due to calls of investment securities during the 2008 period.

Interest expense on deposits decreased $240,000, or 4.5% to $5.14 million during the three months ended June 30, 2008, when compared to $5.38 million during the same 2007 period. Such decrease was primarily attributable to a decrease of 23 basis points in the cost of interest-bearing deposits to 3.59% from 3.82%, partially offset by an increase of $9.3 million, or 1.7% in the average balance of interest-bearing deposits. Interest expense on borrowed money increased approximately $1.0 million, or 244.1% to $1.43 million during the three months ended June 30, 2008 when compared with $415,000 during the same 2007 period. Such increase was primarily attributable to an increase of $102.7 million, or 236.6% in the average balance of borrowings, coupled with an increase of 8 basis points in the cost of borrowings to 3.91% from 3.83%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (CONT'D.)

Net interest income increased $640,000, or 18.0% during the three months ended June 30, 2008, to $4.20 million when compared to $3.56 million for the same 2007 period. Such increase was due to a $1.41 million increase in total interest income which more than offset an increase in total interest expense of $775,000. Average interest-earning assets increased $99.0 million, or 13.1% while average interest-bearing liabilities increased $112.0 million, or 18.5%. The $99.0 million increase in average interest-earning assets was mainly attributable to an increase of $10.8 million in loans, $135.3 million in mortgage-backed securities and $10.4 million in other interest-earning assets, partially offset by a decrease of $57.5 million in investment securities. Loans and mortgage-backed securities increased primarily due to the redeployment of maturities and calls of investment securities into higher yielding assets. In addition, mortgage-backed securities increased due to the implementation of a leverage strategy initiated in November 2007, under which we borrow funds from the Federal Home Loan Bank of New York and simultaneously invest those funds in higher yielding mortgage-backed securities. Other interest-earning assets increased due to the calls of two securities on June 30, 2008 that had not yet been redeployed into higher yielding assets. The $112.0 million increase in average interest-bearing liabilities consisted of increases of $9.3 million in interest-bearing deposits and $102.7 million in borrowings. The net interest rate spread increased 25 basis points as a 9 basis points increase in average yield earned on interest-earning assets was coupled with a decrease of 16 basis points in the average rate paid on interest-bearing liabilities.

During the three months ended June 30, 2008 and 2007, the Bank recorded no provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in the Bank's loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2008 and March 31, 2008, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $270,000 and $265,000 respectively, remaining at 0.06% to total gross loans and 0.03% to total assets at both period ends. During the three months ended June 30, 2008 and 2007, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.44 million at both June 30, and March 31, 2008, representing 0.33% of total loans at June 30, 2008 and 0.34% of total loans at March 31, 2008.

Non-interest income increased $17,000, or 6.2% to $290,000 during the three months ended June 30, 2008 as compared to $273,000 for the same 2007 period.

Non-interest expense decreased by $250,000, or 8.1% to $2.85 million during the three months ended June 30, 2008, when compared with $3.10 million during the same 2007 period. The components of non-interest expense which experienced the most significant change were salaries and employee benefits and miscellaneous expenses, which decreased by $126,000, or 6.9%, and $100,000, or 25.5%, respectively. Salaries and employee benefits were lower during the three months ended June 30, 2008 due to the decrease in stock option, ESOP and health insurance expenses while the decrease in miscellaneous expenses was mostly due to a $49,000 recovery of previously expensed consulting fees, and a $21,000 decrease in State of New Jersey supervisory fees. The Bank converted form a New Jersey chartered savings and loan association to a federally chartered savings bank in September 2007.

Income taxes totaled $500,000 and $178,000 during the three months ended June 30, 2008 and 2007, respectively. The increase of $322,000 or 180.9% during the 2008 period resulted from higher pre-tax income, coupled with an increase in the overall effective income tax rate which was 30.6% in the 2008 period, compared with 24.0% for 2007.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The Company maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $120.8 million, or 13.2% of total assets at June 30, 2008 as compared to $142.4 million, or 15.8% of total assets at March 31, 2008.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating and financing activities during the three months ended June 30, 2008. The primary source of cash was net income and the proceeds from advances from the FHLB. The Company declared and paid a cash dividend during the three months ended June 30, 2008, totaling $486,000.

The primary uses of investing activity are lending and the purchases of securities. Net loans amounted to $439.9 million and $420.6 million at June 30, 2008 and March 31, 2008, respectively. Securities, including available for sale and held to maturity issues, totaled $393.0 million and $380.9 million at June 30, 2008 and March 31, 2008, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments and maturities on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow funds from the FHLB up to approximately $78.5 million under an overnight line of credit and $78.5 million under a one-month overnight repricing line of credit agreement. The Bank's membership in FHLB also provides access to additional sources of borrowed funds based on the Bank's ability to collateralize such borrowings. At June 30, 2008, advances from the FHLB amounted to $162.3 million at a weighted average rate of 3.86%.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2008, the Bank had outstanding commitments to originate loans, and fund customers' approved unused equity lines of credit, aggregating $19.0 million. At June 30, 2008, the Bank also had outstanding commitments to purchase a $750,000 participation in a $5.8 million construction loan, and a $750,000 participation in a $7.3 million construction loan with adjustable interest rates of 3.00% and 2.50%, respectively, over the one month London Interbank Offering Rate.

Certificates of deposit scheduled to mature in one year or less at June 30, 2008, totaled $308.1 million, or 71.7% of our certificates of deposit. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances scheduled to mature in one year or less at June 30, 2008, totaled $20.1 million.

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

The following table sets forth the Bank's capital position at June 30, 2008, as compared to the minimum regulatory capital requirements:

                                                                                         OTS Requirements
                                                                      ------------------------------------------------------
                                                                           Minimum Capital          For Classification as
                                                  Actual                      Adequacy                 Well-Capitalized
                                        --------------------------    --------------------------   -------------------------
                                            Amount        Ratio          Amount         Ratio         Amount        Ratio
                                        ---------------  ---------    -------------   ----------   -------------  ----------
                                                                       (Dollars In Thousands)
     Total capital
        (to risk-weighted assets)             $143,447      41.72 %        $27,505         8.00 %       $34,381       10.00 %
     Tier 1 capital
        (to risk-weighted assets)              142,007      41.30           13,753         4.00          20,629        6.00
     Core (tier 1) capital
        (to adjusted total assets)             142,007      15.65           36,289         4.00          45,361        5.00
     Tangible capital
        (to adjusted tangible assets)          142,007      15.65           13,608         1.50               -           -

In April 2008, the Bank received approval from the OTS for a $7,950,000 capital distribution to the Company. This cash dividend was paid in May 2008.

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

The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Report. The following table sets forth the Bank's NPV as of March 31, 2008, the most recent date the Bank's NPV was calculated by the OTS. The Bank expects that its NPV as of June 30, 2008 is consistent with the table below.


                                                                          Net Portfolio Value as % of
 Basis Points ("bp")                 Net Portfolio Value                    Present Value of Assets
                        ----------------------------------------------  -------------------------------------
   Change in Rates         $ Amount        $ Change        % Change        NPV Ratio           Change
----------------------  ---------------- -------------  --------------  ----------------  -------------------
                                            (Dollars in Thousands)
         300 bp               $ 106,341     $ (44,225)        (29)%           12.69 %              (392)bp
                        ---------------- -------------  --------------  ----------------  -------------------
         200                    123,313       (27,254)        (18)            14.30                (231)
                        ---------------- -------------  --------------  ----------------  -------------------
         100                    138,672       (11,895)         (8)            15.65                 (96)
                        ---------------- -------------  --------------  ----------------  -------------------
         50                     145,564        (5,002)         (3)            16.22                 (38)
                        ---------------- -------------  --------------  ----------------  -------------------
          0                     150,567             -           -             16.61                   -
                        ---------------- -------------  --------------  ----------------  -------------------
        (50)                    153,828         3,261         + 2             16.82                 +21
                        ---------------- -------------  --------------  ----------------  -------------------
        (100)                   155,228         4,661         + 3             16.86                 +25
                        ---------------- -------------  --------------  ----------------  -------------------

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

                  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 1A: Risk Factors
         ------------

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with Securities and Exchange Commission on June 13, 2008, which could materially affect our business, financial condition or future results. As of June 30, 2008, the risk factors of the Company have not changed materially from those recorded in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         ------------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended June 30, 2008.


                                                                          TOTAL NUMBER          MAXIMUM
                                                                            of Shares       Number of Shares
                                      Total                                Purchased as      That May Yet Be
                                      Number of         Average          Part of Publicly    Purchased Under
                                      Shares          Price Paid          Announced Plan       the Plans or
            Period                  Purchased (1)      Per Share            or Programs          Programs
--------------------------------  ----------------  ---------------     -----------------   -----------------
April 1 - April 30, 2008                     -               -                     -                     -
May 1 - May 31, 2008                   348,846          $10.19               348,846               176,154
June 1 - June 30, 2008                  67,302          $10.02                67,302               108,852
                                    -----------                          ------------
             TOTAL                     416,148                               416,148
                                    ===========                          ============

--------------------------------
(1) On May 14, 2008, the Company announced that the Board of Directors had approved its seventh stock repurchase program authorizing the Company to repurchase up to 525,000 shares of the Company's common stock.

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

         None


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.


ITEM 5.  Other Information
         -----------------

         None.


ITEM 6.  Exhibits
         --------

         The following Exhibits are filed as part of this report.
                  3.1    Certificate of Incorporation of Clifton Savings Bancorp, Inc. (1)
                  3.2    By-Laws of Clifton Savings Bancorp, Inc. (2)
                  4.1    Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)
                  31.1   Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002 (filed herewith).
                  31.2   Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002 (filed herewith).
                  32.1   Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
                         18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002 (filed herewith).
                  --------------------------
                  (1)   Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004
                        (File No. 000-50358).
                  (2)   Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the
                        Securities and Exchange Commission on October 26, 2007.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   CLIFTON SAVINGS BANCORP, INC.


Date: August 7, 2008               By: /s/ John A. Celentano, Jr.
      --------------                   -----------------------------------------
                                       John A. Celentano, Jr.
                                       Chairman of the Board and Chief Executive
                                       Officer
                                       (Principal Executive Officer)


Date: August 7, 2008               By: /s/ Christine R. Piano
      --------------                   -----------------------------------------
                                       Christine R. Piano
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Chief Accounting
                                       Officer)