Form 10-Q
period 2008-09-30
CLIFTON SAVINGS BANCORP INC
filed 2008-11-07
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-50358
                                               -------

                          CLIFTON SAVINGS BANCORP, INC.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          UNITED STATES                                    34-1983738
------------------------------------                   -------------------
 (State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


1433 VAN HOUTEN AVENUE, CLIFTON, NEW JERSEY                   07015
-------------------------------------------                ------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (973) 473-2200
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer |_|                   Accelerated Filer |X|

Non-Accelerated Filer |_|                     Smaller reporting company |_|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

The number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2008: 26,785,441 shares outstanding.



                                          CLIFTON SAVINGS BANCORP, INC.
                                                AND SUBSIDIARIES

                                                      INDEX

                                                                                                                  Page
PART I - FINANCIAL INFORMATION                                                                                   Number
                                                                                                              -------------
        Item 1:      Financial Statements

                     Consolidated Statements of Financial Condition (Unaudited)
                     at September 30, 2008 and March 31, 2008                                                      1

                     Consolidated Statements of Income (Unaudited) For the Three
                     and Six Months Ended September 30, 2008 and 2007                                              2

                     Consolidated Statements of Comprehensive Income (Unaudited) For the
                     Six Months Ended September 30, 2008 and 2007                                                  3

                     Consolidated Statements of Cash Flows (Unaudited) For the
                     Six Months Ended September 30, 2008 and 2007                                                4 - 5

                     Notes to Consolidated Financial Statements                                                  6 - 9

        Item 2:      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                              10 - 17

        Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                 18 - 19

        Item 4:      Controls and Procedures                                                                       20



PART II - OTHER INFORMATION

         Item 1:     Legal Proceedings                                                                             21

         Item 1A:    Risk Factors                                                                                  21

         Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds                                   21

         Item 3:     Defaults Upon Senior Securities                                                               21

         Item 4:     Submission of Matters to a Vote of Security Holders                                           22

         Item 5:     Other Information                                                                             22

         Item 6:     Exhibits                                                                                      23


SIGNATURES                                                                                                         24


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                 ---------------------------------------------
                                                  (Unaudited)

                                                                               September 30,        March 31,
ASSETS                                                                             2008               2008
------                                                                       -----------------  -----------------
Cash and due from banks                                                       $     5,572,819    $     6,499,339
Interest-bearing deposits in other banks                                           15,386,111         45,731,351
                                                                             -----------------  -----------------
         Total cash and cash equivalents                                           20,958,930         52,230,690

Mortgage-backed securities available for sale                                      82,533,798         90,218,624
Securities held to maturity:
     Investment, estimated fair value of $65,652,000
         and $112,086,000, respectively                                            64,995,253        109,993,194
     Mortgage-backed, estimated fair value of $232,199,000
         and $182,686,000, respectively                                           233,010,987        180,666,236

Loans receivable                                                                  470,384,527        422,059,272
Allowance for loan losses                                                          (1,555,000)        (1,440,000)
                                                                             -----------------  -----------------
         Net loans                                                                468,829,527        420,619,272
                                                                             -----------------  -----------------

Bank owned life insurance                                                          21,488,891         21,033,212
Premises and equipment                                                              8,954,117          9,000,367
Federal Home Loan Bank of New York stock                                            8,463,100          7,536,600
Interest receivable                                                                 4,484,047          4,577,398
Other assets                                                                        4,025,387          3,180,650
                                                                             -----------------  -----------------
         Total assets                                                         $   917,744,037    $   899,056,243
                                                                             =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
     Deposits                                                                 $   579,038,673    $   576,721,811
     Advances from Federal Home Loan Bank of New York                             160,330,658        142,306,370
     Advance payments by borrowers for taxes and insurance                          4,774,555          4,269,117
     Other liabilities and accrued expenses                                         3,960,559          3,404,141
                                                                             -----------------  -----------------
         Total liabilities                                                        748,104,445        726,701,439
                                                                             -----------------  -----------------
Stockholders' equity:
     Preferred stock (par value $0.01), authorized 1,000,000
         shares; issued and outstanding - none                                              -                  -
     Common stock (par value $0.01), authorized 75,000,000
         shares; 30,530,470 shares issued; 26,861,688 shares outstanding at September 30, 2008; 27,307,385 shares outstanding at
         March 31, 2008                                                               305,305            305,305
     Paid-in capital                                                              134,475,343        133,747,349
     Deferred compensation obligation under Rabbi Trust                               194,329            179,055
     Retained earnings                                                             83,171,107         81,671,543
     Treasury stock, at cost; 3,668,782 shares at September 30, 2008
         and 3,223,085 shares at March 31, 2008                                   (40,607,796)       (36,079,647)
     Common stock acquired by Employee Stock Ownership Plan                        (7,510,492)        (7,876,858)
     Accumulated other comprehensive (loss) income                                   (229,110)           532,496
     Stock held by Rabbi Trust                                                       (159,094)          (124,439)
                                                                             -----------------  -----------------
         Total stockholders' equity                                               169,639,592        172,354,804
                                                                             -----------------  -----------------
         Total liabilities and stockholders' equity                           $   917,744,037    $   899,056,243
                                                                             =================  =================

See notes to consolidated financial statements.

                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                       ---------------------------------
                                                  (Unaudited)


                                                                Three Months Ended                    Six Months Ended
                                                                  September 30,                         September 30,
                                                       -------------------------------------   --------------------------------
Interest income:                                             2008               2007                2008             2007
                                                       ------------------ ------------------   ---------------  ---------------
      Loans                                             $      5,991,342   $      5,503,931     $  11,615,337    $  10,949,424
      Mortgage-backed securities                               4,082,246          1,853,458         7,689,616        3,519,602
      Investment securities                                      862,795          1,683,381         2,092,981        3,479,689
      Other interest-earning assets                              220,462            406,281           526,175          857,665
                                                       ------------------ ------------------   ---------------  ---------------
              Total interest income                           11,156,845          9,447,051        21,924,109       18,806,380
                                                       ------------------ ------------------   ---------------  ---------------
Interest expense:
      Deposits                                                 4,914,629          5,599,629        10,057,677       10,980,784
      Advances                                                 1,573,746            401,605         3,001,692          816,936
                                                       ------------------ ------------------   ---------------  ---------------
              Total interest expense                           6,488,375          6,001,234        13,059,369       11,797,720
                                                       ------------------ ------------------   ---------------  ---------------

Net interest income                                            4,668,470          3,445,817         8,864,740        7,008,660
Provision for loan losses                                        115,000             90,000           115,000           90,000
                                                       ------------------ ------------------   ---------------  ---------------
Net interest income after provision for loan losses            4,553,470          3,355,817         8,749,740        6,918,660
                                                       ------------------ ------------------   ---------------  ---------------

Non-interest income:
      Fees and service charges                                    50,618             54,774           102,065           99,768
      Bank owned life insurance                                  227,149            226,547           455,680          449,707
      Other                                                        7,000              4,752            17,454            9,302
                                                       ------------------ ------------------   ---------------  ---------------
              Total non-interest income                          284,767            286,073           575,199          558,777
                                                       ------------------ ------------------   ---------------  ---------------

Non-interest expenses:
      Salaries and employee benefits                           1,712,374          1,774,049         3,412,264        3,599,692
      Net occupancy expense of premises                          252,120            263,696           488,937          505,404
      Equipment                                                  202,163            223,278           420,639          441,597
      Directors' compensation                                    239,579            257,386           484,137          522,797
      Legal                                                      (58,187)            51,350             1,554          114,224
      Advertising                                                 88,091             81,764           174,570          152,947
      Federal insurance premium                                   23,714             16,655            39,927           34,700
      Other                                                      357,554            380,856           649,855          773,033
                                                       ------------------ ------------------   ---------------  ---------------
              Total non-interest expenses                      2,817,408          3,049,034         5,671,883        6,144,394
                                                       ------------------ ------------------   ---------------  ---------------

Income before income taxes                                     2,020,829            592,856         3,653,056        1,333,043
Income taxes                                                     657,200            103,000         1,157,200          281,000
                                                       ------------------ ------------------   ---------------  ---------------
Net income                                              $      1,363,629   $        489,856     $   2,495,856    $   1,052,043
                                                       ================== ==================   ===============  ===============

Basic earnings per share                                $           0.05   $           0.02     $        0.10    $        0.04
                                                       ================== ==================   ===============  ===============
Diluted earnings per share                              $           0.05   $           0.02     $        0.10    $        0.04
                                                       ================== ==================   ===============  ===============

Dividends per common share                              $           0.05   $           0.05     $        0.10    $        0.10
                                                       ================== ==================   ===============  ===============

Weighted average number of common shares and common stock equivalents outstanding:
      Basic                                                   25,897,764         27,061,904        26,017,445       27,244,646
                                                       ================== ==================   ===============  ===============
      Diluted                                                 26,053,839         27,189,493        26,105,305       27,418,683
                                                       ================== ==================   ===============  ===============

See notes to consolidated financial statements.
                                                        - 2 -


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 -----------------------------------------------
                                                   (Unaudited)

                                                                        Three Months                     Six Months
                                                                      Ended September 30,            Ended September 30,
                                                                 ------------------------------  -----------------------------
                                                                      2008            2007            2008           2007
                                                                 --------------  --------------  -------------- --------------
Net income                                                         $ 1,363,629       $ 489,856     $ 2,495,856    $ 1,052,043
                                                                 --------------  --------------  -------------- --------------

Other comprehensive income (loss), net of income tax (benefit):
     Gross unrealized holding gain (loss) on securities available for sale, net of income tax (benefit) of $246,845 and $216,001,
       ($529,734) and ($76,442), respectively                          371,195         324,814        (796,590)      (114,949)
     Benefit plans, net of income taxes of $7,755 and $7,575,
        $15,510 and $15,150, respectively                               11,662          11,391          23,323         22,781
                                                                 --------------  --------------  -------------- --------------
Other comprehensive income (loss)                                      382,857         336,205        (773,267)       (92,168)
                                                                 --------------  --------------  -------------- --------------
Comprehensive income                                               $ 1,746,486       $ 826,061     $ 1,722,589      $ 959,875
                                                                 ==============  ==============  ============== ==============


See notes to consolidated financial statements.


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------
                                                   (Unaudited)

                                                                                         Six Months Ended September 30,
                                                                                        ----------------------------------
                                                                                             2008              2007
                                                                                        ----------------  ----------------
Cash flows from operating activities:
     Net income                                                                          $    2,495,856    $    1,052,043
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                                 226,680           298,618
        Net amortization of deferred fees and costs, premiums and discounts                      67,455           274,153
        Amortization component of net periodic benefit cost                                      38,833            37,931
        Provision for loan losses                                                               115,000            90,000
        Decrease in interest receivable                                                          93,351            29,725
        Deferred income tax benefit                                                            (496,465)         (559,001)
        Decrease in other assets                                                                189,169            35,398
        Increase (decrease) in accrued interest payable                                          43,067            (6,777)
        Increase (decrease) in other liabilities                                                455,223          (418,737)
        (Increase) in cash surrender value of bank owned life insurance                        (455,680)         (449,707)
        ESOP shares committed to be released                                                    385,051           414,848
        Restricted stock expense                                                                531,134           530,318
        Stock option expense                                                                    166,664           315,784
        Increase in deferred compensation obligation under Rabbi Trust                           15,274            17,762
                                                                                        ----------------  ----------------
           Net cash provided by operating activities                                          3,870,612         1,662,358
                                                                                        ----------------  ----------------

Cash flows from investing activities: Proceeds from calls, maturities and repayments of:
        Investment securities available for sale                                                      -         5,000,000
        Mortgage-backed securities available for sale                                         6,369,482         3,859,366
        Investment securities held to maturity                                               45,000,000        35,000,000
        Mortgage-backed securities held to maturity                                          15,329,486        17,367,934
     Redemptions of Federal Home Loan Bank of New York stock                                    313,900           260,600
     Purchases of:
        Investment securities held to maturity                                                        -        (5,000,000)
        Mortgage-backed securities held to maturity                                         (67,697,694)      (46,129,492)
        Loans receivable                                                                     (3,331,586)      (10,934,919)
        Premises and equipment                                                                 (180,430)       (1,120,862)
        Federal Home Loan Bank of New York stock                                             (1,240,400)         (225,000)
     Net change in loans receivable                                                         (45,050,707)       (3,152,018)
                                                                                        ----------------  ----------------
           Net cash (used in) provided by investing activities                              (50,487,949)       (5,074,391)
                                                                                        ----------------  ----------------

See notes to consolidated financial statements.

                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                 ----------------------------------------------
                                                   (Unaudited)


                                                                                          Six Months Ended September 30,
                                                                                        ----------------------------------
                                                                                             2008              2007
                                                                                        ----------------  ----------------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                                 $    2,316,862    $   (4,048,106)
     Proceeds from advances from Federal Home Loan Bank of New York                          25,000,000         5,000,000
     Principal payments on advances from Federal Home Loan Bank of New York                  (6,975,712)       (4,817,822)
     Net increase in payments by borrowers for taxes and insurance                              505,438            88,527
     Dividends paid                                                                            (949,719)       (1,076,191)
     Purchase of treasury stock                                                              (4,559,595)      (10,164,818)
     Tax benefit from stock based compensation                                                    8,303            27,181
                                                                                        ----------------  ----------------
           Net cash provided by (used in) financing activities                               15,345,577       (14,991,229)
                                                                                        ----------------  ----------------

Net (decrease) in cash and cash equivalents                                                 (31,271,760)      (18,403,262)
Cash and cash equivalents - beginning                                                        52,230,690        41,105,229
                                                                                        ----------------  ----------------
Cash and cash equivalents - ending                                                       $   20,958,930    $   22,701,967
                                                                                        ================  ================
Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                              $   13,016,302    $   11,804,497
                                                                                        ================  ================
        Income taxes paid, net of refunds                                                $      878,642    $    1,161,295
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

On September 12, 2007, the Bank converted from a New Jersey chartered savings and loan association to a federally chartered savings bank. In connection with the charter conversion, the Bank changed its name to "Clifton Savings Bank." Clifton MHC ("MHC"), the Company and the Bank are subject to supervision and examination by the Office of Thrift Supervision ("OTS"). The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").


2. BASIS OF PRESENTATION
------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended September 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2008, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 13, 2008.


3. EARNINGS PER SHARE (EPS)
---------------------------

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released, unvested restricted stock awards and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock awards and options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and six months ended September 30, 2008, include incremental shares related to outstanding stock options and unvested restricted stock awards of 79,256 and 76,819 and 25,458 and 62,402, respectively. The calculation of diluted EPS for the three and six months ended September 30, 2007, include incremental shares related to outstanding stock options and unvested restricted stock awards of 46,561 and 81,028 and 100,404 and 73,633, respectively. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


4. DIVIDEND WAIVER
------------------

During the three and six months ended September 30, 2008 and 2007, MHC, the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the OTS, to receive cash dividends of approximately $840,000 and $1.7 million, respectively, on the shares of Company common stock it owned in each year.

5. STOCK REPURCHASE PLANS
-------------------------

On May 14, 2008, the Company's Board of Directors authorized the Company's seventh repurchase plan for up to 525,000 shares of the Company's outstanding stock, representing approximately 5% of the outstanding shares owned by entities other than the MHC. During the three and six months ended September 30, 2008, 32,605 and 448,753 shares were repurchased under this plan, respectively, at a cost of $329,000, or $10.10 per share, and $4.6 million or $10.16 per share, respectively. At September 30, 2008, there remained 76,247 shares to be purchased under this seventh repurchase program.

6. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST
----------------------------------------------------------

Periodic pension expense for the director's and former President's retirement plans were as follows:

                                                      Three Months Ended                 Six Months Ended
                                                        September 30,                       September 30,
                                                --------------------------------    ---------------------------
                                                     2008             2007             2008           2007
                                                ---------------   --------------    ------------  -------------
                                                       (In Thousands)                     (In Thousands)
Service cost                                     $          22     $         20      $       44    $        40
Interest cost                                               36               34              72             68
Amortization of past service cost                           22               22              44             44
Amortization of unrecognized net (gain)                     (2)              (3)             (4)            (6)
                                                ---------------   --------------    ------------  -------------

Net periodic benefit cost                        $          78     $         73      $      156    $       146
                                                ===============   ==============    ============  =============

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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


7. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)
-----------------------------------------------

         Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the same term of the asset or liability;

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

The following table sets forth the Company's financial assets that were accounted for at fair values as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements:

                                                                (LEVEL 1)        (LEVEL 2)
                                            SEPTEMBER 30,     QUOTED PRICES     SIGNIFICANT         (LEVEL 3)
                                               2008             IN ACTIVE          OTHER           SIGNIFICANT
                                             CARRYING         MARKETS FOR        OBSERVABLE        UNOBSERVABLE
                                              VALUE         IDENTICAL ASSETS      INPUTS             INPUTS
                                           -------------   ------------------ ---------------    ---------------
ASSETS:                                                            (IN THOUSANDS)
Securities available for sale               $   82,534          $      -        $   82,534          $      -

8. EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT
-----------------------------------------------------------------------------
PLANS
-----

On April 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" - an Amendment of FASB Nos. 87, 88, 106 and 132 (R). SFAS No. 158 requires that the funded status of a defined benefit postretirement plan be measured as of the entity's fiscal year-end rather than as of an earlier date. As a result, the Company changed the measurement date from January 1 to March 31 for its defined benefit plans. This adoption on April 1, 2008 resulted in adjustments of approximately $46,000 to the Company's retained earnings and $12,000 to other comprehensive income.

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


In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active" (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 41.5% and 51.1%, respectively, of total assets at September 30, 2008, as compared to 42.4% and 46.8%, respectively, at March 31, 2008. Cash and cash equivalents decreased to 2.3% of total assets at September 30, 2008, as compared to 5.8% at March 31, 2008. The Company's investment and mortgage-backed securities portfolios consist of only U.S. government-sponsored or guaranteed enterprises.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). Deposits increased $2.3 million, or 0.4% between March 31, 2008 and September 30, 2008, and borrowed funds increased by $18.0 million, or 12.6%. The balance in borrowed funds was $160.3 million at September 30, 2008 as compared to $142.3 million at March 31, 2008. During the six months ended September 30, 2008, $25.0 million in long-term borrowings with an average rate of 3.77% were originated, while $7.0 million of long-term borrowings were repaid in accordance with their original terms.

Net interest income increased $1.2 million, or 35.5%, during the three months ended September 30, 2008, when compared with the same 2007 period. Such increase was due to a $1.7 million increase in total interest income which was partially offset by an increase in total interest expense of $487,000. Average interest-earning assets increased $116.4 million, or 15.5%, while average interest-bearing liabilities increased $126.2 million, or 20.8%. The $9.8 million decrease in average net interest-earning assets was mainly attributable to a reduction of $7.0 million in the average balance of interest-earning investment securities, coupled with an increase of $119.1 million in the average balance of borrowed funds, partially offset by a $156.3 million increase in the average balance of mortgage-backed securities. The interest rate spread increased 52 basis points to 1.58% from 1.06%. This was due to an increase of 11 basis points in the yield earned on interest-earning assets coupled with a 41 basis points decrease in the cost of interest-bearing liabilities.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

Results of operations also depend, to a lesser extent, on non-interest income generated, provision for loan losses recorded, and non-interest expense incurred. During the three months ended September 30, 2008, the provision for loan losses increased $25,000, or 27.8%, while non-interest income decreased $1,000, or 0.3% and non-interest expense decreased $232,000, or 7.6% from the comparable 2007 period.

CHANGES IN FINANCIAL CONDITION

The Company's assets at September 30, 2008 totaled $917.7 million, which represents an increase of $18.7 million, or 2.1% as compared with $899.1 million at March 31, 2008.

Cash and cash equivalents decreased $31.2 million, or 59.8% to $21.0 million at September 30, 2008 as compared to $52.2 million at March 31, 2008. This decrease resulted primarily from cash being redeployed into higher yielding mortgage-backed securities and loans.

Securities available for sale at September 30, 2008 decreased $7.7 million, or 8.5% to $82.5 million when compared with $90.2 million at March 31, 2008. The decrease during the six months ended September 30, 2008, resulted primarily from maturities and repayments totaling $6.4 million and a decrease in unrealized gains of $1.3 million on the portfolio.

Securities held to maturity at September 30, 2008 increased $7.3 million, or 2.5% to $298.0 million when compared with $290.7 million at March 31, 2008. The increase during the six months ended September 30, 2008, resulted primarily from purchases of securities totaling $67.6 million, partially offset by maturities, calls and repayments totaling $60.3 million.

Net loans at September 30, 2008 increased $48.2 million, or 11.5% to $468.8 million when compared with $420.6 million at March 31, 2008. The increase during the six months ended September 30, 2008, resulted primarily from internal origination volume, primarily in residential real estate, which more than offset repayment levels. The largest increase in the loan portfolio was in one-to-four family residential real estate loans which increased $44.5 million, or 11.5%.

Total liabilities increased $21.4 million, or 2.9% to $748.1 million at September 30, 2008 from $726.7 million at March 31, 2008. Deposits at September 30, 2008 increased $2.3 million, or 0.4% to $579.0 million when compared with $576.7 million at March 31, 2008. Borrowings increased $18.0 million, or 12.6% to $160.3 million at September 30, 2008, as compared with $142.3 million at March 31, 2008. During the six months ending September 30, 2008, $25.0 million in long-term borrowings with an average rate of 3.77% were originated, as part of the Bank's leverage strategy, while $7.0 million of long-term borrowings were repaid in accordance with their original terms. At September 30, 2008, the remaining borrowings of $160.3 million had an average interest rate of 3.86%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


CHANGES IN FINANCIAL CONDITION (CONT'D)

Stockholders' equity totaled $169.6 million and $172.4 million at September 30, 2008 and March 31, 2008, respectively. The decrease of $2.8 million, or 1.6%, for the six months ended September 30, 2008, resulted primarily from the repurchase of approximately 449,000 shares of Company common stock for $4.6 million, cash dividends paid of $950,000, and a net decrease in unrealized gains of $797,000 on the available for sale securities portfolios, partially offset by net income of $2.5 million, ESOP shares committed to be released of $385,000, and $706,000 for stock options and awards earned under the Company's 2005 Equity Incentive Plan and related tax benefits.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net income increased $870,000 or 177.6% to $1.36 million for the three months ended September 30, 2008 compared with $490,000 for the same 2007 period. The increase in net income during the 2008 period primarily was the result of an increase in the net interest rate spread and a reduction of non-interest expense, as well as favorable trends in loan production due to our continued competitive rates, partially offset by an increase in income taxes.

Interest income on loans increased by $500,000, or 9.1% to $6.0 million during the three months ended September 30, 2008, when compared with $5.5 million for the same 2007 period. The increase during the 2008 period resulted from an increase in the average yield earned on the loan portfolio of 9 basis points to 5.28% from 5.19%, coupled with an increase in the average balance of $30.4 million, or 7.2% when compared to the same period in 2007. Interest on mortgage-backed securities increased $2.2 million, or 115.8% to $4.1 million during the three months ended September 30, 2008, when compared with $1.9 million for the same 2007 period. The increase during the 2008 period resulted from an increase of 48 basis points in the average yield earned on mortgage-backed securities to 5.22% from 4.74%, coupled with an increase of $156.3 million, or 100.0% in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $821,000, or 48.8% to $863,000 during the three months ended September 30, 2008, when compared to $1.68 million during the same 2007 period, due to a decrease in the average balance by $70.0 million, or 48.7%, while the average yield remained at 4.68% for both periods. Investment securities decreased primarily due to the redeployment of maturities and calls of investment securities into higher yielding loans and mortgage-backed securities. Interest earned on other interest-earning assets decreased by $186,000, or 45.8% to $220,000 during the three months ended September 30, 2008, when compared to $406,000 during the same 2007 period primarily due to a decrease of 249 basis points in average yield to 3.03% from 5.52%, coupled with a decrease of $284,000, or 1.0%, in the average balance of other interest-earning assets.

Interest expense on deposits decreased $690,000, or 12.3% to $4.91 million during the three months ended September 30, 2008, when compared to $5.60 million during the same 2007 period. Such decrease was primarily attributable to a decrease of 54 basis points in the average cost of interest-bearing deposits to 3.44% from 3.98%, partially offset by an increase of $7.1 million, or 1.3% in the average balance of interest-bearing deposits. Interest expense on borrowed money increased approximately $1.17 million, or 291.5% to $1.57 million during the three months ended September 30, 2008 when compared with $402,000 during the same 2007 period. Such increase was primarily attributable to an increase of $119.1 million, or 282.0% in the average balance of borrowings, coupled with an increase of 10 basis points in the average cost of borrowings to 3.90% from 3.80%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (CONT'D.)

Net interest income increased $1.2 million, or 35.5% during the three months ended September 30, 2008, to $4.7 million when compared to $3.5 million for the same 2007 period. Such increase was due to a $1.7 million increase in total interest income, which more than offset an increase in total interest expense of $487,000. Average interest-earning assets increased $116.4 million, or 15.5% while average interest-bearing liabilities increased $126.2 million, or 20.8%. The $116.4 million increase in average interest-earning assets was mainly attributable to increases of $30.4 million in loans and $156.3 million in mortgage-backed securities, partially offset by a decrease of $70.0 million in investment securities and $284,000 in other interest earning assets. Loans and mortgage-backed securities increased primarily due to the redeployment of maturities and calls of investment securities into higher yielding assets. In addition, mortgage-backed securities increased due to the implementation of a leverage strategy initiated in November 2007, under which the Bank borrowed funds from the Federal Home Loan Bank of New York ("FHLB") and simultaneously invested those funds into higher yielding mortgage-backed securities. The $126.2 million increase in average interest-bearing liabilities consisted of increases of $7.1 million in interest-bearing deposits and $119.1 million in borrowings. The net interest rate spread increased 52 basis points as an 11 basis point increase in the average yield earned on interest-earning assets was coupled with a decrease of 41 basis points in the average rate paid on interest-bearing liabilities.

During the three months ended September 30, 2008 and 2007, the Bank recorded $115,000 and $90,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in the Bank's loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2008 and March 31, 2008, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $533,000 and $265,000 respectively, at 0.11% and 0.06%, respectively, to total gross loans and 0.06% and 0.03%, respectively, to total assets at the end of each period. During the three months ended September 30, 2008 and 2007, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.56 million, representing 0.33% of total gross loans at September 30, 2008, and $1.44 million, representing 0.34% of total gross loans at March 31, 2008.

Non-interest income decreased $1,000, or 0.3% to $285,000 during the three months ended September 30, 2008 as compared to $286,000 for the same 2007 period.

Non-interest expense decreased by $230,000, or 7.5% to $2.82 million during the three months ended September 30, 2008, when compared with $3.05 million during the same 2007 period. The components of non-interest expense which experienced the most significant change were salaries and employee benefits, legal expenses, and miscellaneous expenses, which decreased by $62,000, or 3.5%, $110,000, or 213.3%, and $23,000, or 6.1%, respectively. Salaries and employee benefits were lower during the three months ended September 30, 2008 mainly due to a decrease in stock option expense, as the Bank's option expense methodology results in less expense each year as the options vest. The decrease in legal expense was mostly due to a $92,000 insurance recovery of previously expensed fees relating to litigation. The decrease in miscellaneous expenses was mainly due to a $21,000 decrease in State of New Jersey bank supervisory fees. The Bank converted from a New Jersey chartered savings and loan association to a federally chartered savings bank in September 2007.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (CONT'D.)

Income taxes totaled $657,000 and $103,000 during the three months ended September 30, 2008 and 2007, respectively. The increase of $554,000 or 537.9% during the 2008 period resulted from higher pre- tax income, coupled with an increase in the overall effective income tax rate which was 32.5% in the 2008 period, compared with 17.4% for 2007. The higher effective income tax in the 2008 period is due to an increase in taxable income, of which tax exempt income represented a smaller percentage, therefore increasing the overall effective tax rate.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net income increased $1.45 million or 138.1% to $2.50 million for the six months ended September 30, 2008 compared with $1.05 million for the same 2007 period. The increase in net income during the 2008 period primarily was the result of an increase in the net interest rate spread and a reduction of non-interest expense, as well as continued favorable trends in loan production, partially offset by an increase in income taxes.

Interest income on loans increased by $670,000, or 6.1% to $11.62 million during the six months ended September 30, 2008, when compared with $10.95 million for the same 2007 period. The increase during the 2008 period resulted from an increase in the average yield earned on the loan portfolio of 7 basis points to 5.26% from 5.19%, coupled with an increase in the average balance of $20.1 million, or 4.8% when compared to the same period in 2007. Interest on mortgage-backed securities increased $4.2 million or 120.0% to $7.7 million during the six months ended September 30, 2008, when compared with $3.5 million for the same 2007 period. The increase during the 2008 period resulted from an increase of 54 basis points in the average yield earned on mortgage-backed securities to 5.20% from 4.66%, coupled with an increase of $144.6 million, or 95.8% in the average balance of mortgage-backed securities outstanding. The average yields on loans and securities increased as a result of the increasing long-term rate environment. Interest earned on investment securities decreased by $1.39 million, or 39.9% to $2.09 million during the six months ended September 30, 2008, when compared to $3.48 million during the same 2007 period, due to a decrease in the average balance by $63.6 million, or 42.2%, partially offset by an 18 basis point increase in average yield to 4.80% from 4.62%. Interest earned on other interest-earning assets decreased by $332,000, or 38.7% to $526,000 during the six months ended September 30, 2008, when compared to $858,000 during the same 2007 period primarily due to a decrease of 258 basis points in average yield to 2.80% from 5.38%, partially offset by an increase of $5.7 million, or 18.0%, in the average balance. Investment securities decreased primarily due to the redeployment of maturities of investment securities into higher yielding loans and mortgage-backed securities. Other interest-earning assets increased due to calls of investment securities during the 2008 period.

Interest expense on deposits decreased $920,000, or 8.4% to $10.06 million during the six months ended September 30, 2008, when compared to $10.98 million during the same 2007 period. Such decrease was primarily attributable to a decrease of 38 basis points in the average cost of interest-bearing deposits to 3.52% from 3.90%, partially offset by an increase of $8.8 million, or 1.6% in the average balance of interest-bearing deposits. Interest expense on borrowed money increased approximately $2.18 million, or 267.2% to $3.00 million during the six months ended September 30, 2008 when compared with $817,000 during the same 2007 period. Such increase was primarily attributable to an increase of $109.5 million, or 254.5% in the average balance of borrowings, coupled with an increase of 14 basis points in the average cost of borrowings to 3.94% from 3.80%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (CONT'D.)

Net interest income increased $1.86 million, or 26.5% during the six months ended September 30, 2008, to $8.87 million when compared to $7.01 million for the same 2007 period. Such increase was due to a $3.11 million increase in total interest income which more than offset an increase in total interest expense of $1.26 million. Average interest-earning assets increased $106.8 million, or 14.1% while average interest-bearing liabilities increased $118.2 million, or 19.5%. The $106.8 million increase in average interest-earning assets was mainly attributable to an increase of $20.1 million in loans, $144.6 million in mortgage-backed securities and $5.7 million in other interest-earning assets, partially offset by a decrease of $63.6 million in investment securities. Loans and mortgage-backed securities increased primarily due to the redeployment of maturities and calls of investment securities into higher yielding assets. In addition, mortgage-backed securities increased due to the implementation of a leverage strategy initiated in November 2007, under which the Bank borrowed funds from the FHLB and simultaneously invested those funds into higher yielding mortgage-backed securities. The $118.2 million increase in average interest-bearing liabilities consisted of increases of $8.8 million in interest-bearing deposits and $109.5 million in borrowings. The net interest rate spread increased 39 basis points as an 11 basis point increase in the average yield earned on interest-earning assets was coupled with a decrease of 28 basis points in the average rate paid on interest-bearing liabilities.

During the six months ended September 30, 2008 and 2007, the Bank recorded $115,000 and $90,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in the Bank's loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2008 and March 31, 2008, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $533,000 and $265,000 respectively, at 0.11% and 0.06%, respectively, to total gross loans, and 0.06% and 0.03%, respectively, to total assets at the end of each period. During the six months ended September 30, 2008 and 2007, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.56 million, representing 0.33% of total gross loans at September 30, 2008, and $1.44 million representing 0.34% of total gross loans at March 31, 2008.

Non-interest income increased $17,000, or 3.0% to $575,000 during the six months ended September 30, 2008 as compared to $558,000 for the same 2007 period.

Non-interest expense decreased by $470,000, or 7.7% to $5.67 million during the six months ended September 30, 2008, when compared with $6.14 million during the same 2007 period. The components of non-interest expense which experienced the most significant change were salaries and employee benefits, legal expense, and miscellaneous expenses, which decreased by $187,000, or 5.2%, $113,000, or 98.6%, and $123,000, or 15.9%, respectively. Salaries and employee benefits were lower during the six months ended September 30, 2008 due to decreases in stock option, ESOP and health insurance expenses while the decrease in legal expense was due to a $92,000 insurance recovery of previously expensed fees relating to litigation. Stock option expense decreased as the Bank's option expense methodology results in less expense each year as the options vest, while ESOP expense decreased due to a decrease in the Company's stock price. Health insurance expense decreased due to a change in insurance carriers and overall plan to reduce these type costs. The decrease in miscellaneous expenses was mostly due to a $49,000 recovery of previously expensed consulting fees, a $41,000 decrease in State of New Jersey bank supervisory fees due to the Bank's charter conversion, and to a lesser extent, due to decreases of $11,000 in insurance expense, $12,000 in audit and accounting services and $15,000 in stationary, supplies and printing.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (CONT'D.)

Income taxes totaled $1.16 million and $281,000 during the six months ended September 30, 2008 and 2007, respectively. The increase of $876,000 or 311.7% during the 2008 period resulted from higher pre-tax income, coupled with an increase in the overall effective income tax rate which was 31.7% in the 2008 period, compared with 21.1% for 2007. The higher effective income tax in the 2008 period is due to an increase in taxable income, of which tax exempt income represented a smaller percentage, therefore increasing the overall effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $103.5 million, or 11.3% of total assets at September 30, 2008 as compared to $142.4 million, or 15.8% of total assets at March 31, 2008.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

Cash was generated by operating and financing activities during the three and six months ended September 30, 2008, respectively. The primary source of cash was net income and the proceeds from advances from the FHLB. The Company declared and paid a cash dividend during the three months ended September 30, 2008, totaling $464,000. Dividends declared and paid totaled $950,000 during the six months ended September 30, 2008.

The primary uses of investing activity are lending and the purchases of securities. Net loans amounted to $468.8 million and $420.6 million at September 30, 2008 and March 31, 2008, respectively. Securities, including available for sale and held to maturity issues, totaled $380.5 million and $380.9 million at September 30, 2008 and March 31, 2008, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments and maturities on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow funds from the FHLB up to approximately $88.9 million under an overnight line of credit and $88.9 million under a one-month overnight repricing line of credit agreement. The Bank's membership in FHLB also provides access to additional sources of borrowed funds based on the Bank's ability to collateralize such borrowings. At September 30, 2008, advances from the FHLB amounted to $160.3 million at a weighted average rate of 3.86%.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2008, the Bank had outstanding commitments to originate and purchase loans, and fund customers' approved unused equity lines of credit, aggregating $10.0 million. At September 30, 2008, the Bank had outstanding commitments to purchase a $750,000 participation in a $5.8 million construction

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

loan, a $750,000 participation in a $7.3 million construction loan, and a $500,000 participation in a $3.0 million construction loan with adjustable interest rates of 3.00%, 2.50% and 2.75%, respectively, over the one month London Interbank Offering Rate. At September 30, 2008, the Bank also had commitments outstanding related to the renovation of existing branches and land held for a future office site totaling approximately $678,000. In addition, as of September 30, 2008, the Bank had a $13.0 million fixed rate short-term advance commitment outstanding with the FHLB which will be used to repay a $12.0 million long-term advance due on October 1, 2008, and to meet our normal business needs.

Certificates of deposit scheduled to mature in one year or less at September 30, 2008, totaled $352.3 million, or 81.2% of our certificates of deposit. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances scheduled to mature in one year or less at September 30, 2008, totaled $24.9 million.

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

The following table sets forth the Bank's capital position at September 30, 2008, as compared to the minimum regulatory capital requirements:

                                                                                      OTS Requirements
                                                                   ------------------------------------------------------
                                                                        Minimum Capital          For Classification as
                                              Actual                       Adequacy                Well-Capitalized
                                    ---------------------------    --------------------------   -------------------------
                                        Amount         Ratio          Amount         Ratio         Amount        Ratio
                                    ---------------- ----------    -------------   ----------   -------------  ----------
                                                                 (Dollars In Thousands)

Total capital
   (to risk-weighted assets)          $145,451         40.97 %        $28,399         8.00 %       $35,499       10.00 %
Tier 1 capital
   (to risk-weighted assets)           143,896         40.54           14,199         4.00          21,299        6.00
Core (tier 1) capital
   (to adjusted total assets)          143,896         15.84           36,348         4.00          45,345        5.00
Tangible capital
   (to adjusted tangible assets)       143,896         15.84           13,630         1.50               -            -


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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 3:
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------


MANAGEMENT OF INTEREST RATE RISK. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

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

The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Report. The following table sets forth the Bank's NPV as of June 30, 2008, the most recent date the Bank's NPV was calculated by the OTS. The Bank expects that its NPV as of September 30, 2008 is consistent with the table below.

                                                                          Net Portfolio Value as % of
                                      Net Portfolio Value                   Present Value of Assets
   Basis Points ("bp")  ----------------------------------------------  -------------------------------------
   Change in Rates         $ Amount        $ Change        % Change      NPV Ratio           Change
----------------------  ---------------- -------------  --------------  ----------------  -------------------
                                           (Dollars in Thousands)
         300 bp            $     84,888   $   (55,145)        (39)%           10.18 %              (517)bp
                        ---------------- -------------  --------------  ----------------  -------------------
         200                    104,469       (35,563)        (25)            12.14                (322)
                        ---------------- -------------  --------------  ----------------  -------------------
         100                    123,158       (16,875)        (12)            13.89                (147)
                        ---------------- -------------  --------------  ----------------  -------------------
          50                    131,829        (8,203)         (6)            14.66                 (70)
                        ---------------- -------------  --------------  ----------------  -------------------
           0                    140,032             -           -             15.36                   -
                        ---------------- -------------  --------------  ----------------  -------------------
         (50)                   146,892         6,860         + 5             15.91                 +56
                        ---------------- -------------  --------------  ----------------  -------------------
        (100)                   151,375        11,343         + 8             16.24                 +88
                        ---------------- -------------  --------------  ----------------  -------------------


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

                  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 1A: Risk Factors
         ------------

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with Securities and Exchange Commission on June 13, 2008, which could materially affect our business, financial condition or future results. As of September 30, 2008, the risk factors of the Company have not changed materially from those recorded in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         ------------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended September 30, 2008.

                                                                                TOTAL NUMBER          MAXIMUM
                                                                                 OF SHARES         NUMBER OF SHARES
                                            TOTAL                               PURCHASED AS       THAT MAY YET BE
                                          NUMBER OF         AVERAGE          PART OF PUBLICLY      PURCHASED UNDER
                                           SHARES          PRICE PAID          ANNOUNCED PLANS      THE PLANS OR
               PERIOD                    PURCHASED (1)     PER SHARE            OR PROGRAMS          PROGRAMS
-------------------------------------   --------------  -----------------    ------------------  ------------------
July 1 - July 31, 2008                     28,084           $10.01                 28,084               80,768
August 1 - August 31, 2008                  4,521           $10.66                  4,521               76,247
September 1 - September 30, 2008                -              -                        -               76,247
                                       -----------                            ------------
               TOTAL                       32,605           $10.10                 32,605
                                       ===========                            ============

-------------------------------------
(1) On May 14, 2008, the Company announced that the Board of Directors had approved its seventh stock repurchase program authorizing the Company to repurchase up to 525,000 shares of the Company's common stock.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     PART II


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         None


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On August 14, 2008, the Company held its annual meeting of stockholders. John A. Celentano Jr. and Thomas A. Miller were elected to serve as directors with terms expiring in 2011. The Company's stockholders also ratified the appointment of Beard Miller Company LLP as the Company's independent public accountants for the year ended March 31, 2009.

The following are the results of the annual meeting:

ELECTION OF DIRECTORS.

                                                       NUMBER
           NOMINEES FOR                  ---------------------------------
         THREE YEAR TERMS                     FOR              WITHHELD
------------------------------------     --------------      -------------
      John A. Celentano, Jr.                25,286,349           612,597
         Thomas A. Miller                   25,245,883           653,063


RATIFICATION OF INDEPENDENT AUDITORS.

     FOR                AGAINST             ABSTAIN
---------------     ----------------     --------------

  25,698,775            145,296              54,875



ITEM 5.  Other Information
         -----------------

         None.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     PART II


ITEM 6.  Exhibits
         --------

         The following Exhibits are filed as part of this report.
                  3.1    Charter of Clifton Savings Bancorp, Inc. (1)
                  3.2    By-Laws of Clifton Savings Bancorp, Inc. (2)
                  4.1    Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)
                  31.1   Certification of Chief Executive Officer Pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002 (filed herewith).
                  31.2   Certification of Chief Financial Officer Pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002 (filed herewith).
                  32.1   Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18
                         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002 (filed herewith).

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



                                   CLIFTON SAVINGS BANCORP, INC.


Date: November 7, 2008             By: /s/ John A. Celentano, Jr.
      ----------------                 -----------------------------------------
                                       John A. Celentano, Jr.
                                       Chairman of the Board and Chief Executive
                                       Officer
                                       (Principal Executive Officer)


Date: November 7, 2008             By: /s/ Christine R. Piano
      ----------------                 -----------------------------------------
                                       Christine R. Piano
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Chief Accounting
                                        Officer)