Form 10-Q
period 2008-12-31
CLIFTON SAVINGS BANCORP INC
filed 2009-02-05
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2008
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-50358
                                               -------

                          CLIFTON SAVINGS BANCORP, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            UNITED STATES                                 34-1983738
-----------------------------------------              -------------------
 (State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

1433 VAN HOUTEN AVENUE, CLIFTON, NEW JERSEY                    07015
-------------------------------------------                 ------------
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

Non-Accelerated Filer |_|                     Smaller reporting company |_|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

The number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2009: 26,766,442 shares outstanding.

                                          CLIFTON SAVINGS BANCORP, INC.
                                                AND SUBSIDIARIES

                                                     INDEX

                                                                                                                  Page
PART I - FINANCIAL INFORMATION                                                                                   Number
                                                                                                              -------------
        Item 1:      Financial Statements

                     Consolidated Statements of Financial Condition (Unaudited)
                     at December 31, 2008 and March 31, 2008                                                       1

                     Consolidated Statements of Income (Unaudited) For the Three
                     and Nine Months Ended December 31, 2008 and 2007                                              2

                     Consolidated Statements of Comprehensive Income (Unaudited) For the
                     Three and Nine Months Ended December 31, 2008 and 2007                                        3

                     Consolidated Statements of Cash Flows (Unaudited) For the
                     Nine Months Ended December 31, 2008 and 2007                                                4 - 5

                     Notes to Consolidated Financial Statements                                                  6 - 10

        Item 2:      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                              11 - 18

        Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                 19 - 20

        Item 4:      Controls and Procedures                                                                       21



PART II - OTHER INFORMATION

         Item 1:     Legal Proceedings                                                                             22

         Item 1A:    Risk Factors                                                                                  22

         Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds                                   22

         Item 3:     Defaults Upon Senior Securities                                                               23

         Item 4:     Submission of Matters to a Vote of Security Holders                                           23

         Item 5:     Other Information                                                                             23

         Item 6:     Exhibits                                                                                      24


SIGNATURES                                                                                                         25

                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 ----------------------------------------------
                                                  (Unaudited)


                                                                                         December 31,          March 31,
ASSETS                                                                                       2008                2008
------                                                                                ------------------  ------------------
Cash and due from banks                                                                $     12,030,187    $      6,499,339
Interest-bearing deposits in other banks                                                     21,452,817          45,731,351
                                                                                      ------------------  ------------------
         Total cash and cash equivalents                                                     33,483,004          52,230,690

Mortgage-backed securities available for sale                                                82,643,197          90,218,624
Securities held to maturity:
      Investment, estimated fair value of $61,162,000
         and $112,086,000, respectively                                                      59,996,299         109,993,194
      Mortgage-backed, estimated fair value of $252,666,000
         and $182,686,000, respectively                                                     246,334,853         180,666,236

Loans receivable                                                                            467,496,621         422,059,272
Allowance for loan losses                                                                    (1,555,000)         (1,440,000)
                                                                                      ------------------  ------------------
         Net loans                                                                          465,941,621         420,619,272
                                                                                      ------------------  ------------------

Bank owned life insurance                                                                    21,721,326          21,033,212
Premises and equipment                                                                        9,112,638           9,000,367
Federal Home Loan Bank of New York stock                                                      7,832,300           7,536,600
Interest receivable                                                                           4,145,655           4,577,398
Other assets                                                                                  2,628,827           3,180,650
                                                                                      ------------------  ------------------
         Total assets                                                                  $    933,839,720    $    899,056,243
                                                                                      ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Deposits:
         Non-interest bearing                                                          $      5,651,113         $ 4,528,978
         Interest bearing                                                                   602,151,568         572,192,833
                                                                                      ------------------  ------------------
                                                                                            607,802,681         576,721,811
                                                                                      ------------------  ------------------

      Advances from Federal Home Loan Bank of New York                                      146,311,965         142,306,370
      Advance payments by borrowers for taxes and insurance                                   4,687,852           4,269,117
      Other liabilities and accrued expenses                                                  3,355,208           3,404,141
                                                                                      ------------------  ------------------
         Total liabilities                                                                  762,157,706         726,701,439
                                                                                      ------------------  ------------------
Stockholders' equity:
      Preferred stock (par value $0.01), authorized 1,000,000
         shares; issued and outstanding - none                                                        -                   -
      Common stock (par value $0.01), authorized 75,000,000
         shares; 30,530,470 shares issued; 26,766,442 shares outstanding at December 31, 2008; 27,307,385 shares outstanding at
         March 31, 2008                                                                         305,305             305,305
      Paid-in capital                                                                       134,863,457         133,747,349
      Deferred compensation obligation under Rabbi Trust                                        201,987             179,055
      Retained earnings                                                                      84,256,700          81,671,543
      Treasury stock, at cost; 3,764,028 shares at December 31, 2008
         and 3,223,085 shares at March 31, 2008                                             (41,620,760)        (36,079,647)
      Common stock acquired by Employee Stock Ownership Plan                                 (7,327,309)         (7,876,858)
      Accumulated other comprehensive loss                                                    1,161,728             532,496
      Stock held by Rabbi Trust                                                                (159,094)           (124,439)
                                                                                      ------------------  ------------------
         Total stockholders' equity                                                         171,682,014         172,354,804
                                                                                      ------------------  ------------------
         Total liabilities and stockholders' equity                                    $    933,839,720    $    899,056,243
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


                                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                ---------------------------------
                                                           (Unaudited)

                                                              Three Months Ended                   Nine Months Ended
                                                                 December 31,                        December 31,
                                                       ----------------------------------  ----------------------------------
                                                             2008              2007              2008              2007
                                                       ----------------  ----------------  ----------------  ----------------
Interest income:
      Loans                                              $   6,244,518     $   5,652,968     $  17,859,855     $  16,602,392
      Mortgage-backed securities                             4,292,022         2,186,450        11,981,638         5,706,052
      Investment securities                                    758,303         1,530,717         2,851,284         5,010,406
      Other interest-earning assets                             86,940           276,684           613,115         1,134,349
                                                       ----------------  ----------------  ----------------  ----------------
              Total interest income                         11,381,783         9,646,819        33,305,892        28,453,199
                                                       ----------------  ----------------  ----------------  ----------------
Interest expense:
      Deposits                                               5,055,782         5,577,877        15,113,459        16,558,661
      Advances                                               1,449,428           595,161         4,451,120         1,412,097
                                                       ----------------  ----------------  ----------------  ----------------
              Total interest expense                         6,505,210         6,173,038        19,564,579        17,970,758
                                                       ----------------  ----------------  ----------------  ----------------

Net interest income                                          4,876,573         3,473,781        13,741,313        10,482,441
Provision for loan losses                                            -                 -           115,000            90,000
                                                       ----------------  ----------------  ----------------  ----------------
Net interest income after provision for loan losses          4,876,573         3,473,781        13,626,313        10,392,441
                                                       ----------------  ----------------  ----------------  ----------------

Non-interest income:
      Fees and service charges                                  47,616            51,864           149,681           151,631
      Bank owned life insurance                                232,434           228,320           688,114           678,028
      Other                                                      7,934             5,200            25,388            14,502
                                                       ----------------  ----------------  ----------------  ----------------
              Total non-interest income                        287,984           285,384           863,183           844,161
                                                       ----------------  ----------------  ----------------  ----------------

Non-interest expenses:
      Salaries and employee benefits                         1,660,481         1,629,516         5,072,745         5,229,208
      Net occupancy expense of premises                        277,854           259,045           766,791           764,449
      Equipment                                                220,893           213,867           641,532           655,464
      Directors' compensation                                  228,948           241,689           713,085           764,486
      Legal                                                     51,041            60,119            52,595           174,343
      Advertising                                               48,769            76,677           223,339           229,624
      Federal insurance premium                                 23,581            16,925            63,508            51,625
      Other                                                    384,069           371,924         1,033,924         1,144,957
                                                       ----------------  ----------------  ----------------  ----------------
              Total non-interest expenses                    2,895,636         2,869,762         8,567,519         9,014,156
                                                       ----------------  ----------------  ----------------  ----------------

Income before income taxes                                   2,268,921           889,403         5,921,977         2,222,446
Income taxes                                                   723,500           192,000         1,880,700           473,000
                                                       ----------------  ----------------  ----------------  ----------------
Net income                                               $   1,545,421     $     697,403     $   4,041,277     $   1,749,446
                                                       ================  ================  ================  ================

Basic earnings per share                                 $        0.06     $        0.03     $        0.16     $        0.06
                                                       ================  ================  ================  ================
Diluted earnings per share                               $        0.06     $        0.03     $        0.15     $        0.06
                                                       ================  ================  ================  ================

Dividends per common share                               $        0.05     $        0.05     $        0.15     $        0.15
                                                       ================  ================  ================  ================

Weighted average number of common shares and
  common stock equivalents outstanding:
      Basic                                                 25,872,371        26,505,298        25,969,087        26,998,197
                                                       ================  ================  ================  ================
      Diluted                                               26,034,134        26,616,345        26,084,884        27,131,895
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


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                -----------------------------------------------
                                                   (Unaudited)

                                                                       Three Months                     Nine Months
                                                                      Ended December 31,              Ended December 31,
                                                                 ------------------------------  ------------------------------
                                                                      2008            2007            2008            2007
                                                                 --------------  --------------  --------------  --------------
Net income                                                         $ 1,545,421       $ 697,403     $ 4,041,277     $ 1,749,446
                                                                 --------------  --------------  --------------  --------------

Other comprehensive income:
     Gross unrealized holding gain on securities available for sale, net of income tax of $917,155 and $333,305,
       $387,421 and $256,863, respectively                           1,379,177         501,209         582,587         386,260
     Benefit plans, net of income taxes of $7,755 and $7,575,
        $23,264 and $22,725, respectively                               11,661          11,391          34,984          34,173
                                                                 --------------  --------------  --------------  --------------
Total other comprehensive income                                     1,390,838         512,600         617,571         420,433
                                                                 --------------  --------------  --------------  --------------
Comprehensive income                                               $ 2,936,259     $ 1,210,003     $ 4,658,848     $ 2,169,879
                                                                 ==============  ==============  ==============  ==============



See notes to consolidated financial statements.

                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -----------------------------------------------
                                                   (Unaudited)

                                                                                      Nine Months Ended December 31,
                                                                                     ----------------------------------
                                                                                           2008              2007
                                                                                     ----------------  ----------------
Cash flows from operating activities:
   Net income                                                                          $   4,041,277     $   1,749,446
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of premises and equipment                                365,059           442,986
      Net amortization of deferred fees and costs, premiums and discounts                     82,124           340,211
      Amortization component of net periodic benefit cost                                     58,248            11,448
      Provision for loan losses                                                              115,000            90,000
      Decrease in interest receivable                                                        431,743           309,127
      Deferred income tax benefit                                                           (104,441)         (211,384)
      Decrease (increase) in other assets                                                    268,796          (709,847)
      (Decrease) increase in accrued interest payable                                         (1,880)          112,810
      (Decrease) in other liabilities                                                       (105,182)         (728,333)
      (Increase) in cash surrender value of bank owned life insurance                       (688,114)         (678,028)
      ESOP shares committed to be released                                                   584,046           610,669
      Restricted stock expense                                                               796,702           795,885
      Stock option expense                                                                   206,137           407,888
      Increase in deferred compensation obligation under Rabbi Trust                          22,932            26,646
                                                                                     ----------------  ----------------
        Net cash provided by operating activities                                          6,072,447         2,569,524
                                                                                     ----------------  ----------------

Cash flows from investing activities: Proceeds from calls, maturities and repayments of:
      Investment securities available for sale                                                     -         5,000,000
      Mortgage-backed securities available for sale                                        8,561,769         5,602,500
      Investment securities held to maturity                                              50,000,000        45,000,000
      Mortgage-backed securities held to maturity                                         21,843,132        22,911,432
   Redemptions of Federal Home Loan Bank of New York stock                                   959,600           797,100
   Purchases of:
      Investment securities held to maturity                                                       -        (5,000,000)
      Mortgage-backed securities held to maturity                                        (87,539,091)      (91,015,359)
      Loans receivable                                                                    (3,827,496)      (10,934,919)
      Premises and equipment                                                                (477,330)       (1,135,629)
      Federal Home Loan Bank of New York stock                                            (1,255,300)       (1,755,000)
   Net change in loans receivable                                                        (41,684,074)        2,854,732
                                                                                     ----------------  ----------------
        Net cash (used in) by investing activities                                       (53,418,790)      (27,675,143)
                                                                                     ----------------  ----------------


See notes to consolidated financial statements.




                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                         ----------------------------------------------
                                           (Unaudited)

                                                                                       Nine Months Ended December 31,
                                                                                     ----------------------------------
                                                                                           2008              2007
                                                                                     ----------------  ----------------
Cash flows from financing activities:
   Net increase in deposits                                                           $   31,080,870     $   2,123,132
   Proceeds from advances from Federal Home Loan Bank of New York                         25,000,000        40,000,000
   Principal payments on advances from Federal Home Loan Bank of New York                (20,994,405)      (17,740,541)
   Net increase in payments by borrowers for taxes and insurance                             418,735           (16,419)
   Dividends paid                                                                         (1,409,547)       (1,577,044)
   Purchase of treasury stock                                                             (5,572,559)      (16,466,079)
   Tax benefit from stock based compensation                                                  75,563            40,888
                                                                                     ----------------  ----------------
        Net cash provided by financing activities                                         28,598,657         6,363,937
                                                                                     ----------------  ----------------

Net (decrease) in cash and cash equivalents                                              (18,747,686)      (18,741,682)
Cash and cash equivalents - beginning                                                     52,230,690        41,105,229
                                                                                     ----------------  ----------------
Cash and cash equivalents - ending                                                    $   33,483,004     $  22,363,547
                                                                                     ================  ================
Supplemental information:
   Cash paid during the period for:
      Interest on deposits and borrowings                                             $   19,566,548     $  17,857,948
                                                                                     ================  ================
      Income taxes paid, net of refunds                                               $   1,850,642     $   1,636,295
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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. PRINCIPLES OF CONSOLIDATION
------------------------------

The consolidated financial statements include the accounts of Clifton Savings Bancorp, Inc. (the "Company"), the Company's wholly-owned subsidiary, Clifton Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, Botany Inc. ("Botany"). The Company's business consists principally of investing in securities and the operations of the Bank. Botany's business consists solely of holding investment and mortgage-backed securities, and Botany is treated under New Jersey tax law as a New Jersey investment company. All significant intercompany accounts and transactions have been eliminated in consolidation.


2. BASIS OF PRESENTATION
------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2008, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 13, 2008.


3. EARNINGS PER SHARE (EPS)
---------------------------

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released, unvested restricted stock awards and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock awards and options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and nine months ended December 31, 2008, include incremental shares related to outstanding stock options and unvested restricted stock awards of 86,011 and 75,752 and 48,758 and 67,039, respectively. The calculation of diluted EPS for the three and nine months ended December 31, 2007, include incremental shares related to outstanding stock options and unvested restricted stock awards of 34,222 and 76,825 and 77,185 and 56,513, respectively. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.


4. DIVIDEND WAIVER
------------------

During the three and nine months ended December 31, 2008 and 2007, Clifton MHC (the "MHC") the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the OTS, to receive cash dividends of approximately $840,000 and $2.5 million, respectively, on the shares of Company common stock it owned in each year.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


5. STOCK REPURCHASE PLANS
-------------------------

On May 14, 2008, the Company's Board of Directors authorized the Company's seventh repurchase plan for up to 525,000 shares of the Company's outstanding stock, representing approximately 5% of the outstanding shares owned by entities other than the MHC. During the three and nine months ended December 31, 2008, 76,247 and 525,000 shares were repurchased under this plan, respectively, at a cost of $790,000, or $10.36 per share, and $5.35 million, or $10.19 per share, respectively. The Company's seventh repurchase program was completed on October 28, 2008, under which 525,000 shares were purchased at a total cost of approximately $5.35 million or $10.19 per share.


6. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST
----------------------------------------------------------

Periodic pension expense for the director's and former President's retirement plans were as follows:

                                                      Three Months Ended                Nine Months Ended
                                                         December 31,                      December 31,
                                                --------------------------------    ---------------------------
                                                     2008             2007             2008           2007
                                                ---------------   --------------    ------------  -------------
                                                       (In Thousands)                   (In Thousands)
Service cost                                     $          22      $        20      $       66     $       60
Interest cost                                               36               34             108            102
Amortization of past service cost                           22               22              66             66
Amortization of unrecognized net (gain)                     (2)              (3)             (6)            (9)
                                                ---------------   --------------    ------------  -------------

Net periodic benefit cost                        $          78      $        73      $      234     $      219
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

The following table sets forth the Company's financial assets that were accounted for at fair values as of December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements:

                                                                (LEVEL 1)        (LEVEL 2)
                                            DECEMBER 31,      QUOTED PRICES     SIGNIFICANT         (LEVEL 3)
                                               2008            IN ACTIVE          OTHER            SIGNIFICANT
                                             CARRYING         MARKETS FOR       OBSERVABLE         UNOBSERVABLE
                                              VALUE         IDENTICAL ASSETS      INPUTS             INPUTS
                                           -------------   ------------------  --------------    ---------------
ASSETS:                                                             (In Thousands)
Securities available for sale                $ 82,643          $      -         $  82,643            $     -

We base our fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Assets that we measure on a recurring basis are limited to our available-for-sale portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in shareholders' equity. All of our available-for-sale portfolio consists of mortgage-backed securities issued by government-sponsored enterprises. The fair values of these securities are obtained from quotes received from an independent broker. Our broker provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available. Their various modeling techniques used to determine pricing for our mortgage-backed securities, include option pricing and discounted cash flow models.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



8. EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT
-----------------------------------------------------------------------------
PLANS
-----

On April 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" - an Amendment of FASB Nos. 87, 88, 106 and 132 (R). SFAS No. 158 requires that the funded status of a defined benefit postretirement plan be measured as of the entity's fiscal year-end rather than as of an earlier date. As a result, the Company changed the measurement date from January 1 to March 31 for its defined benefit pension and other postretirement plans. This adoption of SFAS No. 158 on April 1, 2008 resulted in adjustments of approximately $46,000 to the Company's retained earnings and $12,000 to other comprehensive income.

9. RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board ("IASB"). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements and it will continue to monitor the development of the potential implementation of IFRS. In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets". This FSP amends SFAS 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits", to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company does not expect this new pronouncement will have a material effect on its consolidated financial statements.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


9. RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)
--------------------------------------------

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment of Guidance of EITF Issue No. 99-20" (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets", to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The application of the provisions of FSP EITF 99-20-1 did not materially affect our results of operations or financial condition as of and for the periods ended December 31, 2008.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 41.7% and 49.9%, respectively, of total assets at December 31, 2008, as compared to 42.4% and 46.8%, respectively, at March 31, 2008. Cash and cash equivalents decreased to 3.6% of total assets at December 31, 2008, as compared to 5.8% at March 31, 2008. The Company's investment and mortgage-backed securities portfolios consist of only U.S. government-sponsored or guaranteed enterprises.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). Deposits increased $31.1 million, or 5.4% between March 31, 2008 and December 31, 2008, and borrowed funds increased by $4.0 million, or 2.8%. The balance in borrowed funds was $146.3 million at December 31, 2008 as compared to $142.3 million at March 31, 2008. During the nine months ended December 31, 2008, $25.0 million in long-term borrowings with an average rate of 3.77% were originated, while $21.0 million of long-term borrowings were repaid in accordance with their original terms. There were no short-term borrowed funds outstanding at December 31, 2008, as $22.0 million of short-term borrowings with an average rate of 1.57% were originated and repaid during the nine months ended December 31, 2008, in accordance with their original terms.

Net interest income increased $1.4 million, or 40.0%, during the three months ended December 31, 2008, when compared with the same 2007 period. Such increase was due to a $1.7 million increase in total interest income partially offset by an increase in total interest expense of $332,000. Average interest-earning assets increased $119.0 million, or 15.7%, while average interest-bearing liabilities increased $122.6 million, or 19.8%. The $3.6 million decrease in average net interest-earning assets was mainly attributable to a decrease of $66.2 million in the average balance of investment securities, coupled with increases of $30.3 million in the average balance of interest bearing deposits and $92.3 million in the average balance of borrowed funds, partially offset by increases of $148.3 million in the average balance

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

of mortgage-backed securities and $38.3 million in the average balance of loans. The interest rate spread increased 59 basis points to 1.68% from 1.09%. This was due to an increase of 11 basis points in the yield earned on interest-earning assets coupled with a 48 basis points decrease in the cost of interest-bearing liabilities.

Results of operations also depend, to a lesser extent, on non-interest income generated, provision for loan losses recorded, and non-interest expense incurred. During the three months ended December 31, 2008, the provision for loan losses remained unchanged, while non-interest income increased $3,000, or 1.1% and non-interest expense increased $30,000, or 1.0% from the comparable 2007 period.


CHANGES IN FINANCIAL CONDITION

The Company's assets at December 31, 2008 totaled $933.8 million, which represents an increase of $34.7 million, or 3.9% as compared with $899.1 million at March 31, 2008.

Cash and cash equivalents decreased $18.7 million, or 35.8% to $33.5 million at December 31, 2008 as compared to $52.2 million at March 31, 2008. This decrease resulted primarily from cash being redeployed into higher yielding mortgage-backed securities and loans.

Securities available for sale decreased $7.6 million, or 8.4% to $82.6 million at December 31, 2008 when compared with $90.2 million at March 31, 2008. The decrease during the nine months ended December 31, 2008, resulted primarily from repayments totaling $8.6 million offset by an increase in unrealized gains of $970,000 on the portfolio.

Securities held to maturity increased $15.6 million, or 5.4% to $306.3 million at December 31, 2008 when compared with $290.7 million at March 31, 2008. The increase during the nine months ended December 31, 2008, resulted primarily from purchases of securities totaling $87.5 million<184> partially offset by maturities, calls and repayments totaling $71.8 million.

Net loans increased $45.3 million, or 10.8% to $465.9 million at December 31, 2008 when compared with $420.6 million at March 31, 2008. The increase during the nine months ended December 31, 2008, resulted primarily from internal origination volume, primarily in residential real estate, which more than offset repayment levels. The largest increase in the loan portfolio was in one-to-four family residential real estate loans which increased $42.0 million, or 10.8%.

Total liabilities increased $35.5 million, or 4.9% to $762.2 million at December 31, 2008 from $726.7 million at March 31, 2008. Deposits increased $31.1 million, or 5.4% to $607.8 million at December 31, 2008 when compared with $576.7 million at March 31, 2008. The Bank has been able to retain and attract deposits by continuing to offer competitive rates for a broad range of deposit instruments. Borrowings increased $4.0 million, or 2.8% to $146.3 million at December 31, 2008, as compared with $142.3 million at March 31, 2008. During the nine months ending December 31, 2008, $25.0 million in long-term borrowings with an average rate of 3.77% were originated, as part of the Bank's leverage strategy, while $21.0 million of long-term borrowings were repaid in accordance with their original terms. During the three and nine months ended December 31, 2008, $22.0 million of short-term borrowings with an average rate of 1.57% were originated, and were repaid in accordance with their original terms. At December 31, 2008, the remaining borrowings of $146.3 million had an average interest rate of 3.86%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


CHANGES IN FINANCIAL CONDITION (CONT'D)

Stockholders' equity totaled $171.7 million and $172.4 million at December 31, 2008 and March 31, 2008, respectively. The decrease of $700,000, or 0.4%, for the nine months ended December 31, 2008, resulted primarily from the repurchase of approximately 544,000 shares of Company common stock for $5.6 million and cash dividends paid of $1.4 million, partially offset by net income of $4.0 million, a net increase in unrealized gains of $583,000 on the available for sale securities portfolios, ESOP shares committed to be released of $584,000, and $1.1 million for stock options and awards earned under the Company's 2005 Equity Incentive Plan and related tax benefits.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Net income increased $848,000 or 121.7% to $1.55 million for the three months ended December 31, 2008 compared with $697,000 for the same 2007 period. The increase in net income during the 2008 period primarily was the result of an increase in the net interest rate spread, partially offset by an increase in income taxes.

Interest income on loans increased by $590,000, or 10.4% to $6.24 million during the three months ended December 31, 2008, when compared with $5.65 million for the same 2007 period. The increase during the 2008 period resulted from an increase in the average yield earned on the loan portfolio of 8 basis points to 5.34% from 5.26%, coupled with an increase in the average balance of $38.3 million, or 8.9% when compared to the same period in 2007. The increase in yield was a result of new loan originations which have yields significantly higher than the overall average yield on the portfolio. Interest on mortgage-backed securities increased $2.1 million, or 95.5% to $4.3 million during the three months ended December 31, 2008, when compared with $2.2 million for the same 2007 period. The increase during the 2008 period resulted from an increase of 34 basis points in the average yield earned on mortgage-backed securities to 5.29% from 4.95%, coupled with an increase of $148.3 million, or 84.0% in the average balance of mortgage-backed securities outstanding. The increase in yield was due to new purchases of securities at yields significantly higher than the overall portfolio yield. Interest earned on investment securities decreased by $772,000, or 50.4% to $758,000 during the three months ended December 31, 2008, when compared to $1.53 million during the same 2007 period, due to a decrease in the average balance by $66.2 million, or 60.0%, partially offset by an increase in the average yield of 5 basis points to 4.76% from 4.71%. Investment securities decreased primarily due to the redeployment of maturities and calls of investment securities into higher yielding loans and mortgage-backed securities. Interest earned on other interest-earning assets decreased by $190,000, or 68.6% to $87,000 during the three months ended December 31, 2008, when compared to $277,000 during the same 2007 period primarily due to a decrease of 326 basis points in average yield to 1.64% from 4.90%, coupled with a decrease of $1.4 million, or 6.2%, in the average balance of other interest-earning assets.

Interest expense on deposits decreased $520,000, or 9.3% to $5.06 million during the three months ended December 31, 2008, when compared to $5.58 million during the same 2007 period. Such decrease was primarily attributable to a decrease of 55 basis points in the average cost of interest-bearing deposits to 3.43% from 3.98%, partially offset by an increase of $30.3 million, or 5.5% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money increased approximately $854,000, or 143.5% to $1.45 million during the three months ended December 31, 2008 when compared with $595,000 during the same 2007 period. Such increase was primarily attributable to an increase of $92.3 million, or 158.9% in the average

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (CONT'D.)

balance of borrowings, partially offset by a decrease of 24 basis points in the average cost of borrowings to 3.86% from 4.10%. The decrease in the average cost of borrowings was a result of both existing borrowings at a higher rate being repaid in accordance with their original terms, and new borrowings being taken when market interest rates were lower than the average cost of existing borrowings.

Net interest income increased $1.4 million, or 40.0% during the three months ended December 31, 2008, to $4.9 million when compared to $3.5 million for the same 2007 period. Such increase was due to a $1.7 million increase in total interest income, which more than offset an increase in total interest expense of $332,000. Average interest-earning assets increased $119.0 million, or 15.7% while average interest-bearing liabilities increased $122.6 million, or 19.8%. The $119.0 million increase in average interest-earning assets was mainly attributable to increases of $38.3 million in loans and $148.3 million in mortgage-backed securities, partially offset by decreases of $66.2 million in investment securities and $1.4 million in other interest earning assets. Loans and mortgage-backed securities increased primarily due to the redeployment of maturities and calls of investment securities into higher yielding assets. In addition, mortgage-backed securities increased due to the continuation of a leverage strategy initiated in November 2007, under which the Bank borrowed funds from the Federal Home Loan Bank of New York ("FHLB") and simultaneously invested those funds into higher yielding mortgage-backed securities. The $122.6 million increase in average interest-bearing liabilities consisted of increases of $30.3 million in interest-bearing deposits and $92.3 million in borrowings. The net interest rate spread increased 59 basis points as an 11 basis point increase in the average yield earned on interest-earning assets was coupled with a decrease of 48 basis points in the average rate paid on interest-bearing liabilities. Long-term market rates decreased in 2008, however, the more significant decline in short-term market rates during 2008 lowered the average yield on interest-bearing liabilities at a faster pace, therefore causing an increase in spread.

During both the three months ended December 31, 2008 and 2007, there were no provisions for loan losses recorded. The allowance for loan losses is based on management's evaluation of the risk inherent in the Bank's loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At December 31, 2008 and March 31, 2008, the Bank's non-performing loans, all of which were delinquent ninety days or more, totaled $444,000 and $265,000 respectively, at 0.10% and 0.06%, respectively, to total gross loans, and 0.05% and 0.03%, respectively, to total assets at the end of each period. During the three months ended December 31, 2008 and 2007, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.56 million, representing 0.33% of total gross loans at December 31, 2008, and $1.44 million, representing 0.34% of total gross loans at March 31, 2008.

Non-interest income increased $3,000, or 1.1% to $288,000 during the three months ended December 31, 2008 as compared to $285,000 for the same 2007 period.

Non-interest expense increased by $30,000, or 1.0% to $2.90 million during the three months ended December 31, 2008, when compared with $2.87 million during the same 2007 period. The components of non-interest expense which experienced the most significant change were salaries and employee benefits and net occupancy expense of premises which increased $31,000, or 1.9% and $19,000, or 7.3%, respectively. This was partially offset by a decrease of $28,000, or 36.4% in advertising expense as a result of a reduction in the number of newspaper advertisements during the 2008 quarter.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (CONT'D.)

Income taxes totaled $724,000 and $192,000 during the three months ended December 31, 2008 and 2007, respectively. The increase of $532,000, or 277.1% during the 2008 period resulted from higher pre- tax income, coupled with an increase in the overall effective income tax rate which was 31.9% in the 2008 period, compared with 21.6% for 2007. The higher effective income tax rate in the 2008 period is due to an increase in taxable income, resulting in tax exempt income representing a smaller percentage of total income, therefore increasing the overall effective tax rate.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Net income increased $2.29 million, or 130.9% to $4.04 million for the nine months ended December 31, 2008 compared with $1.75 million for the same 2007 period. The increase in net income during the 2008 period primarily was the result of an increase in the net interest rate spread and a reduction of non-interest expense, as well as continued favorable trends in loan production, partially offset by an increase in income taxes.

Interest income on loans increased by $1.3 million, or 7.8% to $17.9 million during the nine months ended December 31, 2008, when compared with $16.6 million for the same 2007 period. The increase during the 2008 period resulted from an increase in the average yield earned on the loan portfolio of 7 basis points to 5.29% from 5.22%, coupled with an increase in the average balance of $25.8 million, or 6.1% when compared to the same period in 2007. Interest on mortgage-backed securities increased $6.3 million, or 110.5% to $12.0 million during the nine months ended December 31, 2008, when compared with $5.7 million for the same 2007 period. The increase during the 2008 period resulted from an increase of 50 basis points in the average yield earned on mortgage-backed securities to 5.23% from 4.73%, coupled with an increase of $144.5 million, or 89.9% in the average balance of mortgage-backed securities outstanding. The average yields on loans and securities increased as a result of yields on new loan originations and securities purchased being significantly higher than the overall existing portfolio yields. Interest earned on investment securities decreased by $2.1 million, or 42.0% to $2.9 million during the nine months ended December 31, 2008, when compared to $5.0 million during the same 2007 period, due to a decrease in the average balance by $64.0 million, or 44.4%, partially offset by an 11 basis point increase in average yield to 4.75% from 4.64%. Investment securities decreased primarily due to the redeployment of maturities and calls of investment securities into higher yielding loans and mortgage-backed securities. Interest earned on other interest-earning assets decreased by $521,000, or 45.9% to $613,000 during the nine months ended December 31, 2008, when compared to $1.13 million during the same 2007 period primarily due to a decrease of 277 basis points in average yield to 2.52% from 5.29%, partially offset by an increase of $3.8 million, or 13.4%, in the average balance.

Interest expense on deposits decreased $1.5 million, or 9.0% to $15.1 million during the nine months ended December 31, 2008, when compared to $16.6 million during the same 2007 period. Such decrease was primarily attributable to a decrease of 45 basis points in the average cost of interest-bearing deposits to 3.48% from 3.93%, partially offset by an increase of $16.9 million, or 3.0% in the average balance of interest-bearing deposits. Interest expense on borrowed money increased approximately $3.1 million, or 221.4% to $4.5 million during the nine months ended December 31, 2008 when compared with $1.4 million during the same 2007 period. Such increase was primarily attributable to an increase of $102.0 million, or 209.2% in the average balance of borrowings, coupled with an increase of 7 basis points in the average cost of borrowings to 3.93% from 3.86%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (CONT'D.)

Net interest income increased $3.2 million, or 30.5% during the nine months ended December 31, 2008, to $13.7 million when compared to $10.5 million for the same 2007 period. Such increase was due to a $4.9 million increase in total interest income which more than offset an increase in total interest expense of $1.6 million. Average interest-earning assets increased $110.1 million, or 14.5% while average interest-bearing liabilities increased $118.9 million, or 19.5%. The $110.1 million increase in average interest-earning assets was mainly attributable to an increase of $25.8 million in loans, $144.5 million in mortgage-backed securities and $3.8 million in other interest-earning assets, partially offset by a decrease of $64.0 million in investment securities. Loans and mortgage-backed securities increased primarily due to the redeployment of maturities and calls of investment securities into these higher yielding assets. In addition, mortgage-backed securities increased due to the continuation of a leverage strategy initiated in November 2007, under which the Bank borrowed funds from the FHLB and simultaneously invested those funds into higher yielding mortgage-backed securities. The $118.9 million increase in average interest-bearing liabilities consisted of increases of $16.9 million in interest-bearing deposits and $102.0 million in borrowings. The net interest rate spread increased 46 basis points as an 11 basis point increase in the average yield earned on interest-earning assets was coupled with a decrease of 35 basis points in the average rate paid on interest-bearing liabilities.

During the nine months ended December 31, 2008 and 2007, the Bank recorded $115,000 and $90,000, respectively, as a provision for loan losses. The allowance for loan losses is based on management's evaluation of the risk inherent in the Bank's loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. The larger provision in the 2008 period was a result of both increases in non-performing loans and the loan portfolio balance. The gross loan portfolio increased $45.3 million, or 10.7% from March 31, 2008 to December 31, 2008, and only $8.3 million, or 2.0% from March 31, 2007 to December 31, 2007. At December 31, 2008 and March 31, 2008, the Bank's non-performing loans, all of which were delinquent ninety days or more, totaled $444,000 and $265,000 respectively, at 0.10% and 0.06%, respectively, to total gross loans, and 0.05% and 0.03%, respectively, to total assets at the end of each period. During the nine months ended December 31, 2008 and 2007, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.56 million, representing 0.33% of total gross loans at December 31, 2008, and $1.44 million representing 0.34% of total gross loans at March 31, 2008.

Non-interest income increased $19,000, or 2.4% to $863,000 during the nine months ended December 31, 2008 as compared to $844,000 for the same 2007 period.

Non-interest expense decreased by $440,000, or 4.9% to $8.57 million during the nine months ended December 31, 2008, when compared with $9.01 million during the same 2007 period. The components of non-interest expense which experienced the most significant change were salaries and employee benefits, legal expenses, and miscellaneous expenses, which decreased by $156,000, or 3.0%, $122,000, or 69.8%, and $111,000, or 9.7%, respectively. Salaries and employee benefits were lower during the nine months ended December 31, 2008 due to decreases in stock option, ESOP and health insurance expenses while the decrease in legal expense was mainly due to a $92,000 insurance recovery of previously expensed fees relating to litigation. Stock option expense decreased as the Bank's option expense methodology results in less expense each year as the options vest, while ESOP expense decreased due to a decrease in the Company's stock price. Health insurance expense decreased due to a change in insurance carriers and overall plan to reduce these type costs. The decrease in miscellaneous expenses was mostly

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (CONT'D.)

due to a $49,000 recovery of previously expensed consulting fees, and a $47,000 decrease in State of New Jersey bank supervisory fees.

Income taxes totaled $1.88 million and $473,000 during the nine months ended December 31, 2008 and 2007, respectively. The increase of $1.41 million, or 297.6% during the 2008 period resulted from higher pre-tax income, coupled with an increase in the overall effective income tax rate which was 31.8% in the 2008 period, compared with 21.3% for 2007. The higher effective income tax in the 2008 period is due to an increase in taxable income, resulting in tax exempt income representing a smaller percentage of total income, therefore increasing the overall effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $116.1 million, or 12.4% of total assets at December 31, 2008 as compared to $142.4 million, or 15.8% of total assets at March 31, 2008.

The Company's liquidity, represented by cash, cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

Cash was generated by operating and financing activities during the three and nine months ended December 31, 2008. The primary source of cash was net income, a net increase in deposits, and the proceeds from advances from the FHLB. The Company declared and paid a cash dividend during the three months ended December 31, 2008, totaling $460,000. Dividends declared and paid totaled $1.4 million during the nine months ended December 31, 2008.

The Company's primary investing activities are lending and purchases of securities. Net loans amounted to $465.9 million and $420.6 million at December 31, 2008 and March 31, 2008, respectively. Securities, including available for sale and held to maturity issues, totaled $389.0 million and $380.9 million at December 31, 2008 and March 31, 2008, respectively. In addition to funding new loan production through operating and financing activities, new loan production was funded by principal repayments and maturities on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow funds from the FHLB up to approximately $88.9 million under an overnight line of credit and $88.9 million under a one-month overnight repricing line of credit agreement. The Bank's membership in FHLB also provides access to additional sources of borrowed funds based on the Bank's ability to collateralize such borrowings. At December 31, 2008, advances from the FHLB amounted to $146.3 million at a weighted average rate of 3.86%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2008, the Bank had outstanding commitments to originate and purchase loans, and fund customers' approved unused equity lines of credit, aggregating $4.4 million. At December 31, 2008, the Bank had outstanding commitments to purchase a $750,000 participation in a $5.8 million construction loan, a $750,000 participation in a $7.3 million construction loan, and a $500,000 participation in a $3.0 million construction loan with adjustable interest rates of 3.00%, 2.50% and 2.75%, respectively, over the one month London Interbank Offering Rate. At December 31, 2008, the Bank also had a commitment outstanding related to a purchase of a $5.0 million FHLB bond with a fixed interest rate of 1.75%.

Certificates of deposit scheduled to mature in one year or less at December 31, 2008, totaled $380.7 million, or 82.1% of our certificates of deposit. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances scheduled to mature in one year or less at December 31, 2008, totaled $12.7 million.

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

The following table sets forth the Bank's capital position at December 31, 2008, as compared to the minimum regulatory capital requirements:

                                                                                  OTS Requirements
                                                                ------------------------------------------------------
                                                                      Minimum Capital          For Classification as
                                            Actual                      Adequacy                 Well-Capitalized
                                  --------------------------    --------------------------   -------------------------
                                      Amount        Ratio          Amount         Ratio         Amount        Ratio
                                  --------------------------    -------------   ----------   -------------  ----------
                                                                (Dollars In Thousands)
Total capital
   (to risk-weighted assets)           $145,451      40.97 %        $28,399         8.00 %       $35,499       10.00 %
Tier 1 capital
   (to risk-weighted assets)            143,896      40.54           14,199         4.00          21,299        6.00
Core (tier 1) capital
   (to adjusted total assets)           143,896      15.84           36,348         4.00          45,345        5.00
Tangible capital
   (to adjusted tangible assets)        143,896      15.84           13,630         1.50               -           -

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

The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Report. The following table sets forth the Bank's NPV as of September 30, 2008, the most recent date the Bank's NPV was calculated by the OTS. Given the current economic environment, the Bank expects that its NPV values as of December 31, 2008 may decline from those listed in the table below. However, any such declines are currently expected to be immaterial.

                                                                             Net Portfolio Value as % of
                                       Net Portfolio Value                     Present Value of Assets
  Basis Points ("bp")   ----------------------------------------------  -------------------------------------
   Change in Rates          $ Amount       $ Change        % Change         NPV Ratio           Change
----------------------  ---------------- -------------  --------------  ----------------  -------------------
                                            (Dollars in Thousands)
       300 bp               $  84,056     $ (60,446)          (42)%           10.09 %            (567)bp
                        ---------------- -------------  --------------  ----------------  -------------------
       200                    105,390       (29,112)          (27)            12.23              (353)
                        ---------------- -------------  --------------  ----------------  -------------------
       100                    125,491       (19,011)          (13)            14.11              (166)
                        ---------------- -------------  --------------  ----------------  -------------------
        50                    135,198        (9,305)           (6)            14.97               (79)
                        ---------------- -------------  --------------  ----------------  -------------------
        0                     144,502             -             -             15.76                 -
                        ---------------- -------------  --------------  ----------------  -------------------
       (50)                   150,859         6,356           + 4             16.27               +50
                        ---------------- -------------  --------------  ----------------  -------------------
      (100)                   155,277        10,774           + 7             16.58               +82
                        ---------------- -------------  --------------  ----------------  -------------------

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

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 1A:  Risk Factors
          ------------

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with Securities and Exchange Commission on June 13, 2008, which could materially affect our business, financial condition or future results. As of December 31, 2008, the risk factors of the Company have not changed materially from those recorded in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        ------------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended December 31, 2008.

                                                                                TOTAL NUMBER          MAXIMUM
                                                                                  OF SHARES       NUMBER OF SHARES
                                             TOTAL                              PURCHASED AS      THAT MAY YET BE
                                           NUMBER OF         AVERAGE          PART OF PUBLICLY    PURCHASED UNDER
                                            SHARES          PRICE PAID          ANNOUNCED PLANS      THE PLANS OR
               PERIOD                      PURCHASED        PER SHARE            OR PROGRAMS          PROGRAMS
-------------------------------------    -----------      --------------      -----------------   -----------------
October 1 - October 31, 2008 (1)             76,247          $10.36                76,247                    -
November 1 - November 30, 2008                    -             -                       -                    -
December 1 - December 31, 2008 (2)           18,999          $11.74                     -                    -
                                         -----------                          ------------
               TOTAL                         95,246          $10.64                76,247
                                         ===========                          ============

-------------------------------------
(1) On May 14, 2008, the Company announced that the Board of Directors had approved its seventh stock repurchase program authorizing the Company to repurchase up to 525,000 shares of the Company's common stock, which was completed on October 28, 2008.

(2) Includes the withholding of 18,999 shares at $11.74 per share subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

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

         None.


ITEM 5. Other Information
        -----------------

         None.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     PART II

ITEM 6. Exhibits
        --------

         The following Exhibits are filed as part of this report.
                 3.1      Charter of Clifton Savings Bancorp, Inc. (1)
                 3.2      By-Laws of Clifton Savings Bancorp, Inc. (2)
                 4.1      Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)
                 10.1     *Amended and Restated Employment Agreement by and between Clifton Savings Bancorp, Inc.
                          and John A. Celentano, Jr., dated December 17, 2008 (3)
                 10.2     *Amended and Restated Employment Agreement by and between Clifton Savings Bank and John A. Celentano, Jr., dated December 17, 2008 (3)
                 10.3     *Amended and Restated Employment Agreement by and between Clifton Savings Bancorp, Inc.
                          and Walter Celuch, dated December 17, 2008 (3)
                 10.4     *Amended and Restated Employment Agreement by and between Clifton Savings Bank and Walter Celuch dated December 17, 2008 (3)
                 10.5     *Amended and Restated Change in Control Agreement by and between Clifton Savings Bank and Christine R. Piano, dated December 17, 2008 (3)
                 10.6     *Amended and Restated Change in Control Agreement by and between Clifton Savings Bank and Stephen A. Hoogerhyde, dated December 17, 2008 (3)
                 10.7     *Amended and Restated Change in Control Agreement by and between Clifton Savings Bank and Bart D'Ambra, dated December 17, 2008 (3)
                 10.8     *Amended and Restated Clifton Savings Bank Supplemental Executive Retirement Plan
                 10.9     *Amended and Restated Clifton Savings Bank Directors' Retirement Plan (3)
                 10.10    *Amendment to the Clifton Savings Bank Change in Control Severance Plan (3)
                 31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-
                          Oxley Act of 2002 (filed herewith).
                 31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-
                          Oxley Act of 2002 (filed herewith).
                 32.1     Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
                          18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
                          Oxley Act of 2002 (filed herewith).

                  --------------------------
                  *     Management contract or compensation plan arrangement.
                  (1)   Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004 (File
                        No. 000-50358).
                  (2)   Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the
                        Securities and Exchange Commission on October 26, 2007.
                  (3)   Amended during the quarter ended December 31, 2008 to comply with Section 409A of the Internal
                        Revenue Code of 1986, as amended (the "Code") and the regulations and guidance issued with respect to 409A of the Code.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       CLIFTON SAVINGS BANCORP, INC.


Date: February 5, 2009                 By: /s/ John A. Celentano, Jr.
      ------------------------------       ---------------------------------
                                           John A. Celentano, Jr.
                                           Chairman of the Board and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


Date: February 5, 2009                 By: /s/ Christine R. Piano
      ------------------------------       -------------------------------------
                                           Christine R. Piano
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Chief
                                            Accounting Officer)