Form 10-K
period 2009-03-31
CLIFTON SAVINGS BANCORP INC
filed 2009-06-12
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-50358
                                               -------

                          CLIFTON SAVINGS BANCORP, INC.
            ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        UNITED STATES                                          34-1983738
---------------------------------                         ---------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

1433 VAN HOUTEN AVENUE, CLIFTON, NEW JERSEY                       07015
-------------------------------------------                    ------------
(Address of Principal Executive Offices)                        (Zip Code)

       Registrant's telephone number, including area code: (973) 473-2200
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                        Name of each exchange on which registered
----------------------------------------            -----------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer    |_|                Accelerated Filer          |X|
Non-Accelerated Filer      |_|                Smaller Reporting Company  |_|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

As of September 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $111,464,412, based upon the closing price of $11.99 as quoted on the Nasdaq Global Select Market.

The number of shares outstanding of the registrant's common stock as of April 30, 2009 was 26,735,322. Of such shares outstanding, 16,791,758 shares were held by Clifton MHC.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE 2009 ANNUAL REPORT TO STOCKHOLDERS AND OF THE PROXY STATEMENT FOR THE 2009 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PARTS II AND III, RESPECTIVELY, OF THIS FORM 10-K.


                                          CLIFTON SAVINGS BANCORP, INC.

                                           ANNUAL REPORT ON FORM 10-K

                                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----
                                                     PART I

Item 1.       Business..........................................................................................1
Item 1A.      Risk Factors.....................................................................................15
Item 1B.      Unresolved Staff Comments........................................................................17
Item 2.       Properties.......................................................................................17
Item 3.       Legal Proceedings................................................................................17
Item 4.       Submission of Matters to a Vote of Security Holders..............................................18

                                                     PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
              of Equity Securities.............................................................................18
Item 6.       Selected Financial Data..........................................................................18
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations............18
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.......................................19
Item 8.       Financial Statements and Supplementary Data......................................................19
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............19
Item 9A.      Controls and Procedures..........................................................................19
Item 9B.      Other Information................................................................................19

                                                    PART III

Item 10.      Directors, Executive Officers and Corporate Governance...........................................20
Item 11.      Executive Compensation...........................................................................20
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters..............................................................................20
Item 13.      Certain Relationships and Related Transactions, and Director Independence........................21
Item 14.      Principal Accounting Fees and Services...........................................................21

                                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules..........................................................22


NOTE ON FORWARD-LOOKING STATEMENTS

         THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS ARE NOT HISTORICAL FACTS, BUT, RATHER ARE STATEMENTS BASED ON CLIFTON SAVINGS BANCORP, INC.' S ("CLIFTON SAVINGS BANCORP") CURRENT EXPECTATIONS REGARDING ITS BUSINESS STRATEGIES, INTENDED RESULTS AND FUTURE PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE PRECEDED BY TERMS SUCH AS "EXPECTS," "BELIEVES," "ANTICIPATES," "INTENDS" AND SIMILAR EXPRESSIONS.

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

                                     PART I

ITEM 1.  BUSINESS
         --------

GENERAL

         Clifton Savings Bancorp was organized as a federal corporation at the direction of Clifton Savings Bank (referred to herein as "Clifton Savings") in connection with the mutual holding company reorganization of Clifton Savings. The reorganization was completed on March 3, 2004. In the reorganization, Clifton Savings Bancorp issued a majority of its outstanding shares of common stock to Clifton MHC, the mutual holding company parent of Clifton Savings, and sold the remainder of its outstanding shares of common stock to the public. So long as Clifton MHC exists, it will own at least a majority of Clifton Savings Bancorp's common stock. Clifton Savings Bancorp's primary business activity is the ownership of the outstanding capital stock of Clifton Savings. Clifton Savings Bancorp neither owns nor leases any property but instead uses the premises, equipment and other property of Clifton Savings with the payment of appropriate rental fees, as required by applicable law and regulations. In the future, Clifton Savings Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so. Clifton Savings Bancorp has no significant assets, other than all of the outstanding shares of Clifton Savings, and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Clifton Savings.

         Clifton Savings has served its customers in New Jersey since 1928. On September 12, 2007, Clifton Savings converted from a New Jersey chartered savings and loan association to a federally chartered savings bank. In connection with the charter conversion, Clifton Savings changed its name to "Clifton Savings Bank." We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area. We attract deposits from the general public and primarily use those funds to originate one- to four-family, multi-family and commercial real estate, and consumer loans, which we hold for investment.

SUBSIDIARY ACTIVITIES

         Clifton Savings Bancorp's sole subsidiary is Clifton Savings. Clifton Savings has one wholly owned subsidiary, Botany Inc., a New Jersey corporation that was formed in December 2004. Botany Inc. is treated under New Jersey tax law as a New Jersey investment company. At March 31, 2009, Botany Inc. held assets totaling $185.3 million.

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

COMPETITION

         Recent economic events have altered the competition for the attraction of deposits and origination of loans.

         DEPOSITS. There are fewer competitors for deposits in our market area. Our competition has shifted away from the larger regional and money center banks, money market funds and stock market to local community banks and larger thrift institutions. In addition to deposit pricing, competition for deposits has more recently focused on the safety and soundness of the banks and the FDIC insurance limits. All of these factors are beneficial to us even though we continue to maintain highly competitive pricing on our products.

         At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 1.39% of the deposits in our market area, which was the 18th largest market share out of the 58 institutions with offices in our market area.

         LOANS. Local financial institutions still face competition from other financial service providers. Other competitors include credit unions and mortgage brokers who keep overhead costs down, and therefore the mortgage rates they offer down, by selling the loans and not holding or servicing them.

         STABLE COMPETITION. We expect competition to remain stable due to the uncertainty of future legislation and market forces. Although there are new entries into our market place, there has been a reduction in the number of competitors which consisted of both banks and non-financial institution competitors due to mergers and acquisitions in our market area.

LENDING ACTIVITIES

         GENERAL. Our loan portfolio consists primarily of one- to four-family mortgage loans. To a much lesser extent, our loan portfolio includes multi-family and commercial real estate loans, construction and consumer loans. Clifton Savings historically and currently only originates loans for investment purposes. At March 31, 2009, Clifton Savings had no loans that were held for sale.

         ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings. We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

         We offer fixed rate loans with terms of either 15, 20 or 30 years. Our adjustable-rate mortgage loans are based on a 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust annually after a one, five, seven or ten year initial fixed period. In addition, we offer adjustable-rate mortgage loans that adjust every three years after a three year initial fixed period. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% above either the one-year or three-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

         We do not make conventional loans with loan-to-value ratios exceeding 95% and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by an appraiser approved by our Board of Directors. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance (and flood insurance for loans on property located in a flood zone) prior to closing the loan.

         In an effort to provide financing for low and moderate income first-time buyers, we offer a first-time home buyers program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property at origination.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. We offer fixed and adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by mixed-use properties with residential units as well as retail space. We intend to continue to grow this segment of our loan portfolio.

         We originate fixed rate multi-family and commercial real estate loans for terms up to 15 years, and adjustable-rate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on our adjustable-rate mortgage loans adjust every five years after a five year initial fixed period, or every year after a ten year initial fixed period. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate typically equal to 3.00% above the five-year, or one-year, constant maturity Treasury index. There is a 2.50% adjustment period rate cap. There are no lifetime interest rate caps. Loan amounts generally do not exceed 75% of the appraised value.

         At March 31, 2009, we had six loans with principal balances in excess of $500,000. These loans included one loan secured by a mixed-use building that includes retail stores and two apartments totaling $677,000, or 3.1% of total multi-family and commercial real estate loans; one loan secured by a mixed-use building that includes a retail space and three office units totaling $698,000, or 3.2% of total multi-family and commercial real estate loans; one building with three retail spaces totaling $1.5 million, or 6.7% of total multifamily and commercial real estate loans and one loan secured by a mixed-use building that includes a restaurant and one apartment totaling $577,000, or 2.6% of total multifamily and commercial real estate loans. In addition, we had two loans secured by multi-family properties totaling $3.3 million, or 15.2% of total multi-family and commercial real estate loans. At March 31, 2009, all of these loans were performing in accordance with their terms.

         RESIDENTIAL CONSTRUCTION LOANS. To a much lesser extent, we originate loans to finance the construction of residential dwellings. Construction/permanent loans generally provide for interest-only payments at fixed-rates of interest and have construction terms of six to twelve months. At the end of the construction period, the loan generally converts into a permanent loan. Construction loans generally provide for interest-only payments at variable rates of interest and have terms of twelve months. At the end of the construction period, the loan is generally due and payable in full. Construction loans generally may be considered for loan-to-value ratios of up to 70%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We use independent fee appraisers for construction disbursement purposes.

         CONSUMER LOANS. We offer a variety of consumer loans, including second mortgage loans, loans secured by passbook or certificate accounts, and home equity lines of credit.

         The procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and the ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount.

         LOAN UNDERWRITING RISKS.

         ADJUSTABLE-RATE LOANS. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

         While one- to four-family residential real estate loans are normally originated with terms up to 30-years , such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family and commercial real estate loans. We also perform annual reviews and prepare evaluations on all loans where the loan is secured by commercial or multi-family real estate.

         CONSTRUCTION LOANS. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project prior to, or at, completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

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

         LOAN ORIGINATIONS AND PURCHASES. Loan originations come from a number of sources. The customary sources of loan originations include internet mortgage loan marketers, local mortgage brokers, advertising, referrals from customers, and personal contacts by our staff. We generally retain for our portfolio all of the loans that we originate. We occasionally purchase participation interests in real estate loans in our market area. We occasionally purchase real estate loans to supplement our own originations on properties located primarily within the state of New Jersey and to a lesser extent loans on properties located within the fifteen states on the Eastern Seaboard.

         LOAN APPROVAL PROCEDURES AND AUTHORITY. Our policies and loan approval limits are established and approved by the Board of Directors. All residential mortgage loans and all consumer loans require the approval of senior management and are ratified by the Loan Committee of the Board of Directors. All other loans require the approval of the Loan Committee of the Board of Directors. The Loan Committee usually meets weekly to review mortgage loans.

         LOANS TO ONE BORROWER. The maximum amount that we may lend to one borrower and the borrower's related entities is limited by regulation. At March 31, 2009, our regulatory limit on loans to one borrower was $22.2 million. At that date, our largest lending relationship was $2.6 million and included one loan, which was performing according to the original repayment terms at March 31, 2009.

         LOAN COMMITMENTS. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Commitments, excluding lines of credit and loan purchases, as of March 31, 2009 totaled $15.6 million.

         NON-PERFORMING AND PROBLEM ASSETS. When a loan is over 15 days delinquent, we generally send the borrower a late charge notice. When the loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan, and to emphasize the importance of making payments on or before the due date. If payment is not then received by the 45th day of delinquency, additional late charges and delinquency notices are issued. After the 90th day of delinquency, we will send the borrower a final demand for payment and refer the loan to legal counsel to commence foreclosure proceedings.

         We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

         Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment, unless they are considered troubled debt restructurings, as discussed below. All other loans are evaluated for impairment on an individual basis.

         For economic reasons and to maximize the recovery of a loan, we work with borrowers experiencing financial difficulties, and will consider modifications to a borrower's existing loan terms and conditions that we would not otherwise consider, commonly referred to as troubled debt restructurings. The Bank records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan's effective interest rate. The Bank will report the loan as a troubled debt restructuring until the borrower has performed for twelve consecutive months, in accordance with the terms of the restructuring.

         Government legislation is currently being considered that could, by law or court ruling, require the Bank to make loan concessions that it would not ordinarily consider, including the forgiveness of principal, extension of loan terms, and/or the reduction of a loan's contractual interest rate. The Bank cannot, at this time, estimate the effect such legislation could have on the Bank's financial condition or result of operations. Also, the Bank cannot, at this time, estimate the effect such legislation could have on the value of its mortgage-backed securities portfolio.

INVESTMENT ACTIVITIES

         We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we maintain the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at March 31, 2009.

         At March 31, 2009, our investment portfolio consisted of federal agency debt securities with maturities of 5 years or less and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. During the year ended March 31, 2009, we primarily purchased longer term mortgage-backed securities in an effort to increase yield and provide an additional source of liquidity. Changes in general interest rates and market conditions may alter the prepayment rates of these type of securities, which might cause actual maturities to differ from contractual maturities.

         Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. Clifton Savings' Board of Directors has the overall responsibility for Clifton Savings' investment portfolio, including approval of Clifton Savings' investment policy and appointment of Clifton Savings' Investment Committee. The Investment Committee is responsible for approval of investment strategies and monitoring of the investment performance of Clifton Savings. Clifton Savings' President is the designated investment officer and, in conjunction with the Chief Financial Officer, is responsible for the daily investment activities and is authorized to make investment decisions consistent with Clifton Savings' investment policy. The Investment Committee meets regularly with the President and Chief Financial Officer in order to review and determine investment strategies and transactions. The investment procedures for Botany Inc. are the same as for Clifton Savings except the full Board of Directors of Botany Inc. acts as the Investment Committee for Botany Inc.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

         GENERAL. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

         DEPOSIT ACCOUNTS. Substantially all of our depositors are residents of the State of New Jersey. Deposits are attracted from within our primary market area through the offering of a broad selection of liquid and term deposit instruments. These instruments consist of free checking accounts, business checking, NOW accounts which includes high yield (Crystal) checking, money market accounts, passbook and statement savings accounts, club and certificates of deposit. We do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We review our deposit flows, mix and pricing weekly. Our current strategy is to attract and retain deposits by offering competitive rates.

         BORROWINGS. Historically, we have not relied upon advances from the Federal Home Loan Bank of New York to supplement our supply of lendable funds or to meet deposit withdrawal requirements; however, as part of our leveraging strategy implemented during the year ended March 31, 2005, we began to borrow from the Federal Home Loan Bank. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of an institution's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

PERSONNEL

         As of March 31, 2009, we had 82 full-time employees and 19 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

HOLDING COMPANY REGULATION

         GENERAL. Clifton MHC and Clifton Savings Bancorp are savings and loan holding companies within the meaning of federal law. As such, Clifton MHC and Clifton Savings Bancorp are registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Clifton MHC, Clifton Savings Bancorp and their non-saving association subsidiary, Botany Inc. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Clifton Savings.

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

         Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Office of Thrift Supervision. A savings and loan holding company is also prohibited from acquiring more than 5% of a non-subsidiary holding company, savings association or a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

         WAIVERS OF DIVIDENDS. Office of Thrift Supervision regulations require mutual holding companies to notify the agency if they propose to waive receipt of dividends from their stock holding company subsidiary. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company's board of directors determines that their waiver is consistent with such directors' fiduciary duties to the mutual holding company's members. Clifton MHC anticipates that it will continue to waive dividends that Clifton Savings Bancorp pays, if any, subject to necessary Office of Thrift Supervision approvals. The dividends waived are considered as a restriction on the retained earnings of Clifton Savings Bancorp.

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

         ACQUISITION OF THE COMPANY. Under federal law, a notice or application must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire direct or indirect "control" of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of Clifton MHC, Clifton Savings Bancorp or Clifton Savings. Under federal law, the Office of Thrift Supervision generally takes into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition, prior to granting its approval. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

FEDERAL SAVINGS ASSOCIATION REGULATION

         BUSINESS ACTIVITIES. The activities of federal savings banks are governed by federal law and regulations. Those laws and regulations delineate the nature and extent of the business activities in which a federal savings bank may engage. In particular, certain lending authority for federal savings banks, E.G., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

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

         The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At March 31, 2009, Clifton Savings met each of its capital requirements.

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

         INSURANCE OF DEPOSIT ACCOUNTS. Clifton Savings' deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the Federal Deposit Insurance Corporation's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned, with less risky institutions paying lower assessments.

         For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008, and anticipated future losses, the Federal Deposit Insurance Corporation has adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009. The Federal Deposit Insurance Corporation has adopted further refinements to its risk-based assessment system that became effective on April 1, 2009 and effectively make the range seven to 77 1/2 basis points. The Federal Deposit Insurance Corporation may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation has also imposed a special emergency assessment of 5 basis points of total assets minus Tier 1 Capital, as of June 30, 2009, payable on September 30, 2009, in order to cover the losses to the Deposit Insurance Fund. In addition, the Federal Deposit Insurance Corporation may impose additional similar emergency assessments of 5 basis points for the third and fourth quarters of 2009 if deemed necessary. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

         Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until December 31, 2013. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012. Clifton Savings made the business decision to participate in the unlimited noninterest bearing transaction account coverage. Clifton Savings, Clifton Savings Bancorp and Clifton MHC opted to not participate in the unsecured debt guarantee program.

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

         A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2009, Clifton Savings maintained 96% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

         ASSESSMENTS. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association's (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The Office of Thrift Supervision assessments paid by Clifton Savings for the fiscal year ended March 31, 2009 totaled $204,000.

FEDERAL HOME LOAN BANK SYSTEM

         Clifton Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Clifton Savings, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Clifton Savings was in compliance with this requirement with an investment in Federal Home Loan Bank of New York stock of $7.7 million at March 31, 2009.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Clifton Savings complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

FEDERAL INCOME TAXATION

         GENERAL. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2004. For its 2009 fiscal year, Clifton Savings' maximum federal income tax rate was 34%.

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

         DISTRIBUTIONS. If Clifton Savings makes non-dividend distributions to Clifton Savings Bancorp, the distributions will be considered to have been made from Clifton Savings' unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the non-dividend distributions, and then from Clifton Savings' supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Clifton Savings' taxable income. Non-dividend distributions include distributions in excess of Clifton Savings' current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Clifton Savings' current or accumulated earnings and profits will not be included in Clifton Savings' taxable income.

         The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Clifton Savings makes a non-dividend distribution to Clifton Savings Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Clifton Savings does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

         Below is information regarding the executive officers of Clifton Savings Bancorp and Clifton Savings who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of March 31, 2009.

         WALTER CELUCH has been President and Corporate Secretary of Clifton Savings Bancorp since 2004 and has been President and Chief Executive Officer of Clifton Savings since January 1999. Mr. Celuch served as Corporate Secretary of Clifton MHC from 2004 to 2006. Prior to January 1999, Mr. Celuch served as the Senior Vice President and Chief Financial Officer of Clifton Savings. Mr. Celuch has served with Clifton Savings for over 21 years. Mr. Celuch has been Director and Investment Officer of Botany Inc. since inception in December 2004. Age 61.

         BART D'AMBRA has been Executive Vice President and Chief Operating Officer of Clifton Savings since March 2003 and Corporate Secretary of Clifton MHC since 2006. Mr. D'Ambra served as Senior Vice President of Clifton Savings from April 2002 until March 2003. Prior to April 2002, Mr. D'Ambra served Clifton Savings as a Vice President. Mr. D'Ambra has served with Clifton Savings for over 16 years. Mr. D'Ambra has been President and Chief Executive Officer of Botany Inc. since inception in December 2004. Age 60.

         STEPHEN A. HOOGERHYDE has been Executive Vice President and Chief Lending Officer of Clifton Savings since March 2003 and April 2002, respectively. Mr. Hoogerhyde served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. Hoogerhyde served Clifton Savings as Vice President and Mortgage Officer. Mr. Hoogerhyde has served with Clifton Savings for over 22 years. Age 54.

         CHRISTINE R. PIANO, a certified public accountant, has been Chief Financial Officer and Treasurer of Clifton Savings Bancorp and Clifton MHC since 2004 and has been Executive Vice President and Chief Financial Officer of Clifton Savings since April 2003 and March 1999, respectively. Ms. Piano served as Vice President from March 2000 to April 2003. Ms. Piano has served with Clifton Savings for over 10 years. Ms. Piano has been Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc. since inception in December 2004. Age 45.

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

A CONTINUED DETERIORATION IN NATIONAL AND LOCAL ECONOMIC CONDITIONS MAY NEGATIVELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in financial and real estate values. Continued declines in commercial and residential real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies; an increase in problem assets and foreclosures; and a decline in the value of the collateral for our loans. Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate our increasing our provision for loans losses, which would reduce our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

CHANGES IN INTEREST RATES MAY HURT OUR PROFITS AND ASSET VALUE.

         Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our borrowings. Changes in interest rates--up or down--could adversely affect our net interest spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest spread to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest spread to contract until the yield catches up. Changes in the slope of the "yield curve"--or the spread between short-term and long-term interest rates--could also reduce our net interest spread. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest spread as our cost of funds increases relative to the yield we can earn on our assets.

FUTURE FEDERAL DEPOSIT INSURANCE CORPORATION ASSESSMENTS WILL HURT OUR EARNINGS.

         In May 2009, the Federal Deposit Insurance Corporation adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009. The assessment will be collected on September 30, 2009 and recorded against earnings for the quarter ended June 30, 2009. The special assessment will negatively impact the Company's earnings and the Company expects that non-interest expenses will increase approximately $410,000 for the year ended March 31, 2010 as compared to the year ended March 31, 2009 as a result of this special assessment. In addition, the final rule allows the Federal Deposit Insurance Corporation to impose additional emergency special assessments of up to 5 basis points per quarter for the third and fourth quarters of 2009 if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will further hurt the Company's earnings.

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

         Clifton MHC owns a majority of our common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers manage Clifton Savings Bancorp, Clifton Savings and Clifton MHC. As a federally chartered mutual holding company, the Board of Directors of Clifton MHC must ensure that the interests of depositors of Clifton Savings are represented and considered in matters put to a vote of stockholders of Clifton Savings Bancorp. Therefore, the votes cast by Clifton MHC may not be in your personal best interests as a stockholder. For example, Clifton MHC may exercise its voting control to defeat a stockholder nominee for election to the Board of Directors of Clifton Savings Bancorp. In addition, stockholders will not be able to force a merger or second-step conversion (conversion to stock form) transaction without the consent of Clifton MHC. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
          -------------------------

         None.

ITEM 2.   PROPERTIES
          ----------

         We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of March 31, 2009.

                                                    NET BOOK VALUE
                                       YEAR              AS OF            SQUARE      OWNED/
 LOCATION                             OPENED        MARCH 31, 2009       FOOTAGE      LEASED
----------                          ----------    -----------------     ----------   ---------
                                                   (DOLLARS IN THOUSANDS)
MAIN OFFICE:
1433 Van Houten Avenue                1981           $2,307                10,460    Owned

BRANCHES:
CLIFTON:
1055 Clifton Avenue                   1956              653                 2,484    Owned
1 Village Square West                 1928              162                 1,550    Owned
319 Lakeview Avenue                   1970              420                 3,311    Owned
646 Van Houten Avenue                 1968              296                 1,081    Owned
387 Valley Road                       1971                4                   995    Leased(1)
GARFIELD:
247 Palisade Avenue(2)                2004            1,028                 3,130    Owned
369 Lanza Avenue                      1977              967                 2,174    Owned
WALLINGTON:
55 Union Boulevard                    2004            1,220                 2,806    Owned
WAYNE:
1158 Hamburg Turnpike                 2003               --                 1,617    Leased(3)

----------------------------
(1)  The lease expires in May 2011.
(2)  This branch replaced a previously leased facility which was opened in 1975.
(3) The current lease expires in January 2013 with an option for an additional 5 years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
         ----------------------------------------------------------------------
         ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------

         The information regarding the market for Clifton Savings Bancorp's common equity and related stockholder matters is incorporated herein by reference to the section captioned "INVESTOR AND CORPORATE INFORMATION" in Clifton Savings Bancorp's 2009 Annual Report to Stockholders.

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

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended March 31, 2009.

                                                                             TOTAL NUMBER
                                                                              OF SHARES
                                                                              PURCHASED                MAXIMUM
                                                                              AS PART OF           NUMBER OF SHARES
                                         TOTAL                                 PUBLICLY            THAT MAY YET BE
                                       NUMBER OF          AVERAGE          ANNOUNCED PLANS         PURCHASED UNDER
                                        SHARES          PRICE PAID                OR                 THE PLANS OR
                PERIOD                 PURCHASED         PER SHARE             PROGRAMS                PROGRAMS
----------------------------------------------------  ---------------- ------------------------- ---------------------
January 1 - January 31, 2009               -                 -                    -                       -

February 1 - February 28, 2009(1)        7,999             $9.51                 7,999                 342,001

March 1 - March 31, 2009                25,836             $8.85                25,836                 316,165
                                        ------                                  ------

Total                                   33,835             $9.01                33,835                    -
                                        ======                                  ======

-----------------------
(1) On February 24 ,2009, the Company announced that the Board of Directors had approved its eighth stock repurchase program authorizing the Company to repurchase up to 350,000 shares of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The information required by this item is incorporated herein by reference to the section captioned "SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA" in the 2009 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The information required by this item is incorporated herein by reference to the section captioned "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the 2009 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the 2009 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
         ------------------------------------------

         The information regarding financial statements is incorporated herein by reference to the sections captioned "REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" and "CONSOLIDATED FINANCIAL STATEMENTS" in the 2009 Annual Report to Stockholders.

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

         (b)      Internal Controls Over Financial Reporting

                  Management's annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to the sections captioned "MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING" and "REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING," respectively, in the 2009 Annual Report to Stockholders.

         (c)      Changes to Internal Control Over Financial Reporting

                  There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
          -----------------

         None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE
          -------------------------------------------------------------
          REGISTRANT
          ----------

DIRECTORS

         The information relating to the directors of Clifton Savings Bancorp is incorporated herein by reference to the section captioned "ITEMS TO BE VOTED UPON BY STOCKHOLDERS -- ITEM 1 -- ELECTION OF DIRECTORS" in Clifton Savings Bancorp's Proxy Statement for the 2009 Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

         The information relating to the executive officers of Clifton Savings Bancorp in Part I, Item 1, "BUSINESS -- EXECUTIVE OFFICERS OF THE REGISTRANT" in this Annual Report on Form 10-K is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned "OTHER INFORMATION RELATING TO DIRECTORS AND EXECUTIVE OFFICERS -- SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in Clifton Savings Bancorp's Proxy Statement for the 2009 Annual Meeting of Stockholders.

DISCLOSURE OF CODE OF ETHICS

         Clifton Savings Bancorp has adopted a Code of Ethics and Business Conduct. See Exhibit 14.1 to this Annual Report on Form 10-K.

CORPORATE GOVERNANCE

         For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned "CORPORATE GOVERNANCE AND BOARD MATTERS--COMMITTEES OF THE BOARD OF
DIRECTORS--AUDIT/COMPLIANCE COMMITTEE" in Clifton Savings Bancorp's Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

         The information regarding executive and director compensation is incorporated herein by reference to the sections captioned "CORPORATE GOVERNANCE AND BOARD MATTERS--DIRECTOR COMPENSATION FOR THE 2009 FISCAL YEAR," "EXECUTIVE COMPENSATION," "COMPENSATION DISCUSSION AND ANALYSIS" AND "COMPENSATION COMMITTEE REPORT," respectively, in Clifton Savings Bancorp's Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          ------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "STOCK OWNERSHIP" in Clifton Savings Bancorp's Proxy Statement for the 2009 Annual Meeting of Stockholders.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "STOCK OWNERSHIP" in Clifton Savings Bancorp's Proxy Statement for the 2009 Annual Meeting of Stockholders.

         (c)      Changes in Control

                  Management of Clifton Savings Bancorp knows of no arrangements, including any pledge by any person or securities of Clifton Savings Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d)      Equity Compensation Plan Information

                  The following table sets forth information as of March 31, 2009 about Company common stock that may be issued under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. The plan was approved by the Company's stockholders on July 14, 2005.

                                                                                              NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE
                                                                                              FOR FUTURE ISSUANCE
                                        NUMBER OF SECURITIES                                      UNDER EQUITY
                                         TO BE ISSUED UPON         WEIGHTED-AVERAGE           COMPENSATION PLANS
                                          THE EXERCISE OF         EXERCISE PRICE OF         (EXCLUDING SECURITIES
                                        OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,        REFLECTED IN THE FIRST
PLAN CATEGORY                           WARRANTS AND RIGHTS      WARRANTS AND RIGHTS               COLUMN)
----------------------------------  ------------------------  -----------------------    --------------------------
Equity compensation plans
approved by stockholders                     1,327,940                  $10.24                  165,661

Equity compensation plans
not approved by stockholders                    N/A                      N/A                      N/A
                                      ------------------------  ---------------------    --------------------------

Total                                        1,327,940                  $10.24                  165,661

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          ------------------------------------------------------------
          INDEPENDENCE
          ------------

         The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "OTHER INFORMATION RELATING TO DIRECTORS AND EXECUTIVE OFFICERS -- TRANSACTIONS WITH RELATED PERSONS" in Clifton Savings Bancorp's Proxy Statement for the 2009 Annual Meeting of Stockholders. The information regarding director independence is incorporated herein by reference to the section captioned "CORPORATE GOVERNANCE -- DIRECTOR INDEPENDENCE" in Clifton Savings Bancorp's Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
          --------------------------------------

         The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned "PROPOSAL 2 -- RATIFICATION OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in Clifton Savings Bancorp's Proxy Statement for the 2009 Annual Meeting of Stockholders.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          ---------------------------------------

         (a)      (1)      The following are filed as a part of this report by means of incorporation of
                           Clifton Savings Bancorp's 2009 Annual Report to Stockholders:

                           -        Report of Independent Registered Public Accounting Firm

                           -        Consolidated Statements of Financial Condition as of March 31, 2009 and 2008

                           -        Consolidated Statements of Income for Each of the Years in the Three-Year Period
                                    Ended March 31, 2009

                           -        Consolidated Statements of Changes in Stockholders' Equity for Each of the Years
                                    in the Three-Year Period Ended March 31, 2009

                           -        Consolidated Statements of Cash Flows for Each of the Years in the Three-Year
                                    Period Ended March 31, 2009

                           -        Notes to Consolidated Financial Statements

                  (2)      All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

                  (3)      Exhibits

                           3.1      Charter of Clifton Savings Bancorp, Inc. (1)
                           3.2      Bylaws of Clifton Savings Bancorp, Inc. (2)
                           4.1      Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)
                           10.1     Clifton Savings Bank, S.L.A. Employee Stock Ownership Plan and Trust (1)*
                           10.2     ESOP Loan Commitment Letter and ESOP Loan Documents (1)*
                           10.3     Amended and Restated Employment Agreement between Clifton Savings Bancorp, Inc.
                                    and John A. Celentano, Jr. (3)*
                           10.4     Amended and Restated Employment Agreement between Clifton Savings Bancorp, Inc.
                                    and Walter Celuch (3)*
                           10.5     Amended and Restated Employment Agreement between Clifton Savings Bank and John A. Celentano, Jr. (3)*
                           10.6     Amended and Restated Employment Agreement between Clifton Savings Bank and Walter Celuch (3)*
                           10.7     Amended and Restated Change in Control Agreement between Clifton Savings Bank and Bart D'Ambra (3)*
                           10.8     Amended and Restated Change in Control Agreement between Clifton Savings Bank and Stephen A. Hoogerhyde (3)*
                           10.9     Amended and Restated Change in Control Agreement between Clifton Savings Bank and Christine R. Piano (3)*
                           10.10    Amended and Restated Clifton Savings Bank Directors' Retirement Plan (3)*
                           10.11    Clifton Savings Bank 401(k) Savings Plan (4)*
                           10.12    Amended and Restated Clifton Savings Bank Supplemental Executive Retirement Plan (3)*
                           10.13    Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan (5)*
                           10.14    Amendment to the Clifton Savings Bank Change in Control Severance Plan (3)*
                           13.0     Annual Report to Stockholders
                           14.1     Code of Ethics and Business Conduct (1)
                           21.0     List of Subsidiaries
                           23.0     Consent of Beard Miller Company LLP
                           31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer




                           31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                           32.0     Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

-------------------------
 *       Management contract or compensation plan arrangement.
(1)      Incorporated by reference to the Company's 2004 Annual Report on Form 10-K filed on June 29, 2004.
(2)      Incorporated by reference to the Company's Current Report on Form 8-K filed on October 26, 2007.
(3)      Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on February 5, 2009.
(4)      Incorporated by reference to the Registration Statement on Form S-8 (No. 333-113302) filed on March 5, 2004.
(5)      Incorporated by reference to the Company's Proxy Statement filed on June 10, 2005.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CLIFTON SAVINGS BANCORP, INC.


Date: June 12, 2009              By:  /s/ John A. Celentano, Jr.
                                      ------------------------------------------
                                      John A. Celentano, Jr.
                                      Chairman of the Board and Chief Executive
                                       Officer

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

      Name                                     Title                                       Date
      ----                                     -----                                       ----
/s/ John A. Celentano, Jr.                     Chairman of the Board and                June 12, 2009
------------------------------------           Chief Executive Officer
John A. Celentano, Jr.                         (principal executive officer)


/s/ Christine R. Piano                         Chief Financial Officer and              June 12, 2009
------------------------------------           Treasurer (principal financial and
Christine R. Piano                             accounting officer)


/s/ Thomas A. Miller                           Director                                 June 12, 2009
------------------------------------
Thomas A. Miller



/s/ Cynthia Sisco Parachini                    Director                                 June 12, 2009
------------------------------------
Cynthia Sisco Parachini



/s/ John H. Peto                               Director                                 June 12, 2009
------------------------------------
John H. Peto



/s/ Charles J. Pivirotto                       Director                                 June 12, 2009
------------------------------------
Charles J. Pivirotto



/s/ Joseph C. Smith                            Director                                 June 12, 2009
------------------------------------
Joseph C. Smith



/s/ John Stokes                                Director                                 June 12, 2009
-------------------------------------
John Stokes
