Form 10-Q
period 2009-06-30
CLIFTON SAVINGS BANCORP INC
filed 2009-08-07
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q




|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-50358

                          CLIFTON SAVINGS BANCORP, INC.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        United States                                       34-1983738
---------------------------------                      -------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)

1433 Van Houten Avenue, Clifton, New Jersey                    07015
-------------------------------------------                 ------------
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

Non-Accelerated Filer |_|                     Smaller reporting company |_|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

The number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2009: 26,710,194 shares outstanding.


                                  CLIFTON SAVINGS BANCORP, INC.
                                        AND SUBSIDIARIES

                                              INDEX

                                                                                                                  Page
PART I - FINANCIAL INFORMATION                                                                                   Number
                                                                                                              -------------
        Item 1:      Financial Statements

                     Consolidated Statements of Financial Condition (Unaudited)
                     at June 30, 2009 and March 31, 2009                                                           1

                     Consolidated Statements of Income (Unaudited) For the Three
                     Months Ended June 30, 2009 and 2008                                                           2

                     Consolidated Statements of Comprehensive Income (Unaudited) For the
                     Three Months Ended June 30, 2009 and 2008                                                     3

                     Consolidated Statements of Cash Flows (Unaudited) For the
                     Three Months Ended June 30, 2009 and 2008                                                   4 - 5

                     Notes to Consolidated Financial Statements                                                  6 - 13

        Item 2:      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                              14 - 19

        Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                  20 - 21

        Item 4:      Controls and Procedures                                                                       22



PART II - OTHER INFORMATION

        Item 1:      Legal Proceedings                                                                             23

        Item 1A:     Risk Factors                                                                                  23

        Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds                                   23

        Item 3:      Defaults Upon Senior Securities                                                               24

        Item 4:      Submission of Matters to a Vote of Security Holders                                           24

        Item 5:      Other Information                                                                             24

        Item 6:      Exhibits                                                                                      24


SIGNATURES                                                                                                         25



                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  ---------------------------------------------
                                   (Unaudited)

                                                                         June 30,        March 31,
ASSETS                                                                     2009            2009
------                                                                ---------------  --------------
Cash and due from banks                                               $   58,527,843   $  39,668,796
Interest-bearing deposits in other banks                                  22,242,899      11,457,314
                                                                      ---------------  --------------
           Total cash and cash equivalents                                80,770,742      51,126,110
Securities available for sale:
     Investment                                                           15,089,050      10,037,500
     Mortgage-backed                                                      70,381,410      78,122,207
Securities held to maturity:
     Investment, estimated fair value of $75,411,950
           and $75,754,200, respectively                                  74,998,424      74,997,356
     Mortgage-backed, estimated fair value of $251,863,896
           and $240,172,663, respectively                                244,888,898     231,217,782

Loans receivable                                                         470,632,156     470,200,116
Allowance for loan losses                                                 (1,800,000)     (1,700,000)
                                                                      ---------------  --------------
           Net loans                                                     468,832,156     468,500,116
                                                                      ---------------  --------------

Bank owned life insurance                                                 22,173,734      21,947,708
Premises and equipment                                                     9,596,380       9,305,554
Federal Home Loan Bank of New York stock                                   7,988,700       7,740,500
Interest receivable                                                        3,920,399       4,312,562
Other assets                                                               2,880,520       2,462,586
                                                                      ---------------  --------------
           Total assets                                               $1,001,520,413   $ 959,769,981
                                                                      ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities
     Deposits:
        Non-interest bearing                                          $    5,162,905   $   5,263,003
        Interest bearing                                                 671,413,968     628,319,384
                                                                      ---------------  --------------
           Total deposit                                                 676,576,873     633,582,387

     Advances from Federal Home Loan Bank of New York                    142,211,835     144,272,429
     Advance payments by borrowers for taxes and insurance                 5,134,945       4,824,515
     Other liabilities and accrued expenses                                4,019,522       3,926,421
                                                                      ---------------  --------------
           Total liabilities                                             827,943,175     786,605,752
                                                                      ---------------  --------------

Stockholders' equity
     Preferred stock (par value $0.01), authorized 1,000,000
           shares; issued and outstanding - none                                   -               -
     Common stock (par value $0.01), authorized 75,000,000
           shares; 30,530,470 shares issued; 26,710,194 shares outstanding at June 30, 2009; 26,732,607 shares outstanding at
           March 31, 2009                                                    305,305         305,305
     Paid-in capital                                                     135,500,938     135,180,160
     Deferred compensation obligation under Rabbi Trust                      215,177         208,933
     Retained earnings                                                    85,272,157      84,889,237
     Treasury stock, at cost; 3,820,276 shares at June 30, 2009
           and 3,797,863 shares at March 31, 2009                        (42,148,010)    (41,925,523)
     Common stock acquired by Employee Stock Ownership Plan               (6,960,943)     (7,144,126)
     Accumulated other comprehensive income                                1,580,107       1,809,337
     Stock held by Rabbi Trust                                              (187,493)       (159,094)
                                                                      ---------------  --------------
           Total stockholders' equity                                    173,577,238     173,164,229
                                                                      ---------------  --------------
           Total liabilities and stockholders' equity                 $1,001,520,413   $ 959,769,981
                                                                      ===============  ==============


                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                                             Three Months Ended June 30,
                                                                        --------------------------------------
Interest income:                                                              2009                2008
                                                                        ------------------  ------------------
     Loans                                                               $      6,105,373    $      5,623,995
     Mortgage-backed securities                                                 3,998,437           3,607,370
     Investment securities                                                        703,406           1,230,186
     Other interest-earning assets                                                111,769             305,713
                                                                        ------------------  ------------------
              Total interest income                                            10,918,985          10,767,264
                                                                        ------------------  ------------------
Interest expense:
     Deposits                                                                   4,952,911           5,143,048
     Advances                                                                   1,380,819           1,427,946
                                                                        ------------------  ------------------
              Total interest expense                                            6,333,730           6,570,994
                                                                        ------------------  ------------------

Net interest income                                                             4,585,255           4,196,270
Provision for loan losses                                                         100,000                   -
                                                                        ------------------  ------------------
Net interest income after provision for loan losses                             4,485,255           4,196,270
                                                                        ------------------  ------------------

Non-interest income:
     Fees and service charges                                                      57,704              51,447
     Bank owned life insurance                                                    226,026             228,531
     Other                                                                          6,103              10,454
                                                                        ------------------  ------------------
              Total non-interest income                                           289,833             290,432
                                                                        ------------------  ------------------

Non-interest expenses:
     Salaries and employee benefits                                             1,768,299           1,699,890
     Net occupancy expense of premises                                            245,206             236,817
     Equipment                                                                    221,512             218,476
     Directors' compensation                                                      224,148             244,558
     Legal                                                                         52,236              59,741
     Advertising                                                                   56,926              86,479
     Federal insurance premium                                                    632,101              16,213
     Other                                                                        423,480             292,301
                                                                        ------------------  ------------------
              Total non-interest expenses                                       3,623,908           2,854,475
                                                                        ------------------  ------------------

Income before income taxes                                                      1,151,180           1,632,227
Income taxes                                                                      307,256             500,000
                                                                        ------------------  ------------------
Net income                                                               $        843,924    $      1,132,227
                                                                        ==================  ==================

Net income per common share:
     Basic                                                               $           0.03    $           0.04
                                                                        ==================  ==================
     Diluted                                                             $           0.03    $           0.04
                                                                        ==================  ==================

Dividends per common share                                               $           0.05    $           0.05
                                                                        ==================  ==================

Weighted average number of common shares and common stock equivalents outstanding:
     Basic                                                                     25,915,963          26,137,127
                                                                        ==================  ==================
     Diluted                                                                   26,030,473          26,184,002
                                                                        ==================  ==================

                                      -2-


                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)

                                                                                Three Months Ended June 30,
                                                                             ----------------------------------
                                                                                   2009              2008
                                                                             ----------------  ----------------
Net income                                                                     $     843,924     $   1,132,227
                                                                             ----------------  ----------------

Other comprehensive income (loss):
     Gross unrealized holding (loss) on securities available for sale,
       net of income tax benefit of $156,798 and $776,579, respectively             (235,786)       (1,167,785)
     Benefit plans, net of income taxes of $4,359 and $7,755, respectively             6,556            11,661
                                                                             ----------------  ----------------
Other comprehensive loss                                                            (229,230)       (1,156,124)
                                                                             ----------------  ----------------
Comprehensive income (loss)                                                    $     614,694     $     (23,897)
                                                                             ================  ================


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------
                                                   (Unaudited)

                                                                                           Three Months Ended June 30,
                                                                                        ----------------------------------
                                                                                             2009              2008
                                                                                        ----------------  ----------------
Cash flows from operating activities:
     Net income                                                                          $      843,924    $    1,132,227
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of premises and equipment                                 109,065           114,196
        Net amortization (accretion) of deferred fees and costs, premiums and discounts         (49,450)           34,709
        Amortization component of net periodic benefit cost                                      10,915            19,416
        Provision for loan losses                                                               100,000                 -
        Decrease in interest receivable                                                         392,163           288,360
        Deferred income tax benefit                                                            (308,870)         (241,201)
        Decrease in other assets                                                                 43,375           289,725
        (Decrease) increase in accrued interest payable                                          (1,108)           46,440
        Increase in other liabilities                                                            94,209           496,088
        Increase in cash surrender value of bank owned life insurance                          (226,026)         (228,531)
        ESOP shares committed to be released                                                    195,273           185,320
        Restricted stock expense                                                                264,130           265,567
        Stock option expense                                                                     39,473            92,104
        Increase in deferred compensation obligation under Rabbi Trust                            6,244             7,587
                                                                                        ----------------  ----------------
           Net cash provided by operating activities                                          1,513,317         2,502,007
                                                                                        ----------------  ----------------

Cash flows from investing activities: Proceeds from calls, maturities and repayments of:
        Mortgage-backed securities available for sale                                         7,325,289         3,604,361
        Investment securities held to maturity                                               15,000,000        25,000,000
        Mortgage-backed securities held to maturity                                          21,334,740         8,553,583
     Redemptions of Federal Home Loan Bank of New York stock                                     92,700           224,000
     Purchases of:
        Investment securities available for sale                                             (5,000,000)                -
        Investment securities held to maturity                                              (15,000,000)                -
        Mortgage-backed securities held to maturity                                         (34,941,465)      (51,273,961)
        Loans receivable                                                                     (1,023,276)                -
        Premises and equipment                                                                 (399,891)          (22,043)
        Federal Home Loan Bank of New York stock                                               (340,900)       (1,240,400)
     Net (increase) decrease in loans receivable                                                546,601       (19,259,432)
                                                                                        ----------------  ----------------
           Net cash used in investing activities                                            (12,406,202)      (34,413,892)
                                                                                        ----------------  ----------------

                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                 ----------------------------------------------
                                                   (Unaudited)


                                                                                           Three Months Ended June 30,
                                                                                        ----------------------------------
                                                                                              2009              2008
                                                                                        ----------------  ----------------
Cash flows from financing activities:
     Net increase in deposits                                                            $   42,994,486    $       66,402
     Proceeds from advances from Federal Home Loan Bank of New York                                   -        25,000,000
     Principal payments on advances from Federal Home Loan Bank of New York                  (2,060,594)       (4,977,648)
     Net increase in payments by borrowers for taxes and insurance                              310,430           429,876
     Dividends paid                                                                            (461,004)         (486,078)
     Purchase of treasury stock                                                                (247,876)       (4,230,186)
     Tax benefit from stock based compensation                                                    2,075             4,151
                                                                                        ----------------  ----------------
           Net cash provided by financing activities                                         40,537,517        15,806,517
                                                                                        ----------------  ----------------

Net  increase (decrease) in cash and cash equivalents                                        29,644,632       (16,105,368)
Cash and cash equivalents - beginning                                                        51,126,110        52,230,690
                                                                                        ----------------  ----------------
Cash and cash equivalents - ending                                                       $   80,770,742    $   36,125,322
                                                                                        ================  ================
Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                              $    6,334,838    $    6,524,554
                                                                                        ================  ================
        Income taxes paid, net of refunds                                                $    1,162,159    $      231,642
                                                                                        ================  ================

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


2. BASIS OF PRESENTATION
------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United Sates of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2009, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 12, 2009.

In preparing these financial statements, the Company has evaluated subsequent events and transactions that occurred after June 30, 2009 through August 7, 2009.

3. EARNINGS PER SHARE (EPS)
---------------------------

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released, unvested restricted stock awards and deferred compensation obligations required to be settled in shares of Company stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock awards and options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three months ended June 30, 2009 and 2008, include incremental shares related to outstanding stock options and unvested restricted stock awards of 66,247 and 48,263, and -0- and 46,875, respectively. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

4. DIVIDEND WAIVER
------------------

During the three months ended June 30, 2009 and 2008, Clifton MHC ("MHC"), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Office of Thrift Supervision ("OTS"), to receive cash dividends of approximately $840,000 on the shares of Company common stock it owned in each year. The cumulative amount of dividends waived by the MHC through June 30, 2009 was $16.6 million. The dividends waived are considered as a restriction on the retained earnings of the Company.


5. STOCK REPURCHASE PLANS
-------------------------

On February 24, 2009, the Company's Board of Directors authorized the Company's eighth repurchase plan for up to 350,000 shares of the Company's outstanding stock, representing approximately 3% of the outstanding shares owned by entities other than the MHC. During the three months ended June 30, 2009, 24,887 shares were repurchased under this plan at a total cost of approximately $248,000, or $9.96 per share. At June 30, 2009, there remained 291,278 shares to be purchased under this stock repurchase program.


6. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST
----------------------------------------------------------

Periodic pension expense for the director's and former President's retirement plans were as follows:

                                                Three Months Ended June 30,
                                             ---------------------------------
                                                  2009              2008
                                             ---------------   ---------------
                                                     (In Thousands)

Service cost                                   $         20      $         22
Interest cost                                            38                36
Amortization of past service cost                        12                22
Amortization of unrecognized net (gain)                  (1)               (2)
                                             ---------------   ---------------

Net periodic benefit cost                      $         69      $         78
                                             ===============   ===============

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

7. INVESTMENT SECURITIES
------------------------

                                                                                         June 30, 2009
                                                        -------------------------------------------------------------------------
                                                                                Gross             Gross            Estimated
                                                           Amortized          Unrealized        Unrealized            Fair
                                                              Cost              Gains             Losses             Value
                                                        -----------------  ----------------- -----------------  -----------------
Available for sale:
   Debt securities:
      U.S. Government (including agencies) maturing:
              After one but within five years            $    15,000,000     $       89,050    $            -     $   15,089,050
                                                        -----------------  ----------------- -----------------  -----------------
                                                         $    15,000,000     $       89,050    $            -     $   15,089,050
                                                        =================  ================= =================  =================
Held to maturity:
   Debt securities:
      U.S. Government (including agencies) maturing:
              Within one year                            $    29,998,424     $      433,826    $            -     $   30,432,250
              After one but within five years                 45,000,000            111,350           131,650         44,979,700
                                                        -----------------  ----------------- -----------------  -----------------
                                                         $    74,998,424     $      545,176    $      131,650     $   75,411,950
                                                        =================  ================= =================  =================

The age of unrealized losses and the fair value of related investment securities at June 30, 2009 were as follow:

                                               Less Than 12 Months               12 Months or More                 Total
                                          ------------------------------- --------------------------------- ------------------------
                                                               Gross                            Gross                       Gross
                                                            Unrealized                       Unrealized                   Unrealized
                                            Fair Value        Losses        Fair Value         Losses         Fair Value    Losses
                                          ---------------- -------------- ---------------- ---------------- ------------- ----------
June 30, 2009:
  U.S. Government (including agencies):
     Held to maturity                      $   14,868,350    $   131,650    $           -    $          -    $ 14,868,350  $ 131,650
                                          ---------------- -------------- ---------------- ---------------- ------------- ----------

                                           $   14,868,350    $   131,650    $           -    $          -    $ 14,868,350  $ 131,650
                                          ================ ============== ================ ================ ============== =========

Management does not believe that any of the unrealized losses at June 30, 2009 (three U.S. Government agencies) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

There were no sales of investment securities available for sale or held to maturity during the period ended June 30, 2009.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

8. MORTGAGE-BACKED SECURITIES
-----------------------------

                                                                                  June 30, 2009
                                                   -------------------------------------------------------------------------
                                                                           Gross             Gross            Estimated
                                                       Amortized         Unrealized        Unrealized            Fair
                                                         Cost              Gains             Losses             Value
                                                   ------------------ ----------------- -----------------  -----------------
Available for sale:
    Federal Home Loan Mortgage Corporation          $     30,200,400    $    1,206,124    $            -     $   31,406,524
    Federal National Mortgage Association                 37,554,505         1,420,381                 -         38,974,886
                                                   ------------------ ----------------- -----------------  -----------------
                                                    $     67,754,905    $    2,626,505    $            -     $   70,381,410
                                                   ================== ================= =================  =================

Held to maturity:
    Federal Home Loan Mortgage Corporation          $    137,437,252    $    4,491,976    $      282,179     $  141,647,049
    Federal National Mortgage Association                 79,934,862         2,183,904           259,452         81,859,314
    Governmental National Mortgage
         Association                                      27,516,784           850,520             9,771         28,357,533
                                                   ------------------ ----------------- -----------------  -----------------
                                                    $    244,888,898    $    7,526,400    $      551,402     $  251,863,896
                                                   ================== ================= =================  =================

Contractual maturity data for mortgage-backed securities is as follows:

                                                                June 30, 2009
                                                   ------------------------------------
                                                       Amortized         Estimated
                                                         Cost            Fair Value
                                                   ------------------ -----------------
                                                             (In Thousands)
Available for sale:
    Due after five through ten years                 $         8,383    $        8,759
    Due after ten years                                       59,372            61,622
                                                   ------------------ -----------------
                                                     $        67,755    $       70,381
                                                   ================== =================

Held to maturity:
    Due within one year                              $         1,374    $        1,370
    Due after one through five years                             273               289
    Due after five through ten years                          21,314            22,067
    Due after ten years                                      221,928           228,138
                                                   ------------------ -----------------
                                                     $       244,889    $      251,864
                                                   ================== =================

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


8. MORTGAGE-BACKED SECURITIES (CONT'D)
--------------------------------------

The age of gross unrealized losses and the fair value of related mortgage-backed securities were as follows:

                                     Less Than 12 Months                 12 Months or More                       Total
                            ---------------------------------- ------------------------------------ --------------------------------
                                                   Gross                                Gross                              Gross
                                                Unrealized                           Unrealized                          Unrealized
                               Fair Value         Losses          Fair Value           Losses          Fair Value          Losses
                            ----------------- ---------------- ------------------  ---------------- ---------------- ---------------
June 30, 2009:
      Held to maturity       $    29,008,301    $   496,426      $  5,079,755        $   54,976       $ 34,088,056      $ 551,402
                            ----------------- ---------------- ------------------  ---------------- ----------------- --------------

                             $    29,008,301    $   496,426      $  5,079,755        $   54,976       $ 34,088,056      $ 551,402
                            ================= ================ ==================  ================ ================= ==============

Management does not believe that any of the unrealized losses at June 30, 2009 (thirty-four mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of its amortized cost.

There were no sales of mortgage-backed securities available for sale or held to maturity during the period ended June 30, 2009.


9. FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------

Statement of Financial Accounting Standards ("SFAS") No.157, "Fair Value Measurements" establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement:

         Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

         Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

         Level 3: Price or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)
-----------------------------------------------

An asset's or liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and March 31, 2009 are as follows:

                                                                 (Level 1)          (Level 2)
                                                               Quoted Prices       Significant        (Level 3)
                                                                 in Active            Other          Significant
                                                 Carrying       Markets for        Observable        Unobservable
Description                                       Value       Identical Assets       Inputs             Inputs
--------------------------------------------  -------------   ----------------    --------------    ---------------
JUNE 30, 2009:                                                          (IN THOUSANDS)
Securities available for sale:
     Mortgage-backed securities                $    70,381      $           -      $     70,381       $          -
     Investment                                     15,089                  -            15,089                  -
                                              -------------   ----------------    --------------    ---------------
        Total securities available for sale    $    85,470      $           -      $     85,470       $          -
                                              =============   ================    ==============    ===============
MARCH 31, 2009:
Securities available for sale:
     Mortgage-backed securities                $    78,122      $           -      $     78,122       $          -
     Investment                                     10,038                  -            10,038                  -
                                              -------------   ----------------    --------------    ---------------
        Total securities available for sale    $    88,160      $           -      $     88,160       $          -
                                              =============   ================    ==============    ===============

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at June 30, 2009.

CASH AND CASH EQUIVALENTS, INTEREST RECEIVABLE AND INTEREST PAYABLE (CARRIED AT
COST)

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents, interest receivable and interest payable approximate their fair values.

SECURITIES

The fair value of all securities, whether classified as available for sale (carried at fair value) or held to maturity (carried at cost), is determined by reference to quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Securities that we measure on a recurring basis are limited to our available-for-sale portfolio. The fair values of these securities are obtained from quotes received from an independent broker. Our broker provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available. The various modeling techniques used to determine pricing for our investment securities include option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)
-----------------------------------------------

LOANS RECEIVABLE (CARRIED AT COST)

Fair value is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

FEDERAL HOME LOAN BANK OF NEW YORK STOCK (CARRIED AT COST)

Fair value approximates cost basis as these instruments are redeemable only with the issuing agency at face value.

DEPOSITS (CARRIED AT COST)

The fair value of non-interest-bearing demand, Crystal Checking, NOW, Super NOW, Money Market and Savings and Club accounts is the amount payable on demand at the reporting date. For fixed-maturity certificates of deposit, fair value is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK (CARRIED AT COST)

The fair value is estimated by discounting future cash flows using rates currently offered for liabilities of similar remaining maturities, or when available, quoted market prices.

COMMITMENTS TO EXTEND CREDIT

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

As of June 30, 2009, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

                                                         June 30, 2009
                                               ---------------------------------
                                                  Carrying         Estimated
                                                    Value         Fair Value
                                               ---------------- ----------------
Financial assets:                                       (In Thousands)
     Cash and cash equivalents                  $     80,771      $    80,771
     Securities available for sale:
         Investment                                   15,089           15,089
         Mortgage-backed                              70,381           70,381
     Securities held to maturity:
         Investment                                   74,998           75,412
         Mortgage-backed                             244,889          251,864
     Net loans receivable                            468,832          466,608
     Federal Home Loan Bank of New York stock          7,989            7,989
     Interest receivable                               3,920            3,920
Financial liabilities:
     Deposits                                        676,577          681,043
     FHLB advances                                   142,212          148,060
     Interest payable                                    553              553

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


10. RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The adoption of this new pronouncement did not have a material effect on the Company's consolidated financial statements.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements and it will continue to monitor the development of the potential implementation of IFRS.

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

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162." SFAS 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


FORWARD-LOOKING STATEMENTS

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are discussed in the Company's Annual Report on Form 10-K for the year ended March 31, 2009 under "Item 1A. Risk Factors". These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.


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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 40.5% and 46.8%, respectively, of total assets at June 30, 2009, as compared to 41.1% and 48.8%, respectively, at March 31, 2009. Cash and cash equivalents increased to 8.1% of total assets at June 30, 2009, as compared to 5.3% at March 31, 2009. The Company's investment and mortgage-backed securities portfolios consist of only U.S. government-sponsored or guaranteed enterprises.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). Deposits increased $43.0 million, or 6.8%, between March 31, 2009 and June 30, 2009, and borrowed funds decreased by $2.1 million, or 1.4%, during this period. The balance in borrowed funds was $142.2 million at June 30, 2009 as compared to $144.3 million at March 31, 2009. During the three months ended June 30, 2009, $2.1 million of long-term borrowings were repaid in accordance with their original terms.

Net interest income increased $389,000, or 9.3%, during the three months ended June 30, 2009, when compared with the same 2008 period. Such increase was due to a $152,000 increase in total interest income and a decrease in total interest expense of $237,000. Average interest-earning assets increased $34.4 million, or 4.0%, while average interest-bearing liabilities increased $69.7 million, or 9.7%. The $35.3 million decrease in average net interest-earning assets was mainly attributable to an increase of $72.5 million in interest-bearing deposits and a decrease of $19.4 million in other interest-earning assets, partially offset by increases of $40.3 million in interest-earning loans and $13.5 million in securities

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

coupled with a decrease of $2.8 million in borrowings. The interest rate spread increased 32 basis points to 1.69% from 1.37%. This was due to a 45 basis point decrease in the cost of interest-bearing liabilities which was partially offset by a decrease of 13 basis points in the yield earned on interest-earning assets. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended June 30, 2009 and 2008, non-interest income remained at the same level of $290,000. The provision for loan losses was $100,000 and $-0-, respectively, for the three months ended June 30, 2009 and 2008, respectively, and non-interest expenses increased $770,000, or 27.0% between periods.


CHANGES IN FINANCIAL CONDITION

The Company's assets at June 30, 2009 totaled $1,001.5 million, which represents an increase of $41.7 million or 4.3% as compared with $959.8 million at March 31, 2009.

Cash and cash equivalents increased $29.7 million, or 58.1% to $80.8 million at June 30, 2009 as compared to $51.1 million at March 31, 2009, as funds from the increase in deposits during the quarter had not yet been redeployed into higher yielding assets.

Securities available for sale at June 30, 2009 decreased $2.7 million, or 3.1% to $85.5 million when compared with $88.2 million at March 31, 2009. The decrease during the three months ended June 30, 2009 resulted primarily from maturities and repayments totaling $7.3 million, and a decrease in the unrealized gain of $393,000 on the portfolio, partially offset by a purchase of $5.0 million.

Securities held to maturity at June 30, 2009 increased $13.7 million or 4.5% to $319.9 million when compared with $306.2 million at March 31, 2009. The increase during the three months ended June 30, 2009, resulted primarily from purchases of securities totaling $49.9 million partially offset by maturities, calls and repayments totaling $36.3 million.

Net loans at June 30, 2009 increased $300,000, or 0.1% to $468.8 million when compared with $468.5 million at March 31, 2009. The increase during the three months ended June 30, 2009, resulted primarily from internal origination volume, primarily in residential real estate loans, which slightly offset repayment levels. The largest increase in the loan portfolio was in non-residential real estate loans which increased $2.0 million, or 9.0%.

Total liabilities increased $41.3 million, or 5.3% to $827.9 million at June 30, 2009 from $786.6 million at March 31, 2009. Deposits at June 30, 2009 increased $43.0 million, or 6.8% to $676.6 million when compared with $633.6 million at March 31, 2009, as the Bank continued to offer very competitive rates on their deposit products. Borrowings decreased $2.1 million, or 1.4% to $142.2 million at June 30, 2009, as compared with $144.3 million at March 31, 2009. During the period ended June 30, 2009, $2.1 million of long-term borrowings were repaid in accordance with their original terms. At June 30, 2009, the remaining borrowings of $142.2 million had an average interest rate of 3.85%.

Stockholders' equity totaled $173.6 million and $173.2 million at June 30, 2009 and March 31, 2009, respectively. The increase of $400,000, or 0.2%, for the three months ended June 30, 2009, resulted primarily from net income of $844,000, ESOP shares committed to be released of $195,000, and $306,000 for stock options and restricted stock awards earned under the Company's 2005 Equity Incentive Plan and related tax benefits, partially offset by the repurchase of approximately 25,000 shares

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

CHANGES IN FINANCIAL CONDITION (CONT'D)

of Company common stock for $250,000, cash dividends paid of $461,000, and a net decrease in unrealized gains of $236,000 on the available for sale securities portfolios.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND
2008

Net income decreased $288,000, or 25.4% to $844,000 for the three months ended June 30, 2009 compared with $1.13 million for the same 2008 period. The decrease in net income during the 2009 period resulted primarily from an increase in non-interest expenses of $770,000, or 27.0%, to $3.62 million for the three months ended June 30, 2009 as compared to $2.85 million for the three months ended June 30, 2008, partially offset by an increase of $389,000, or 9.3% in net interest income for the three months ended June 30, 2009, as compared to the same 2008 period.

Interest income on loans increased by $500,000, or 8.9% to $6.1 million during the three months ended June 30, 2009, when compared with $5.6 million for the same 2008 period. The increase during the 2009 period mainly resulted from an increase in average loan balance of $40.3 million, or 9.4% when compared to the same period in 2008, coupled with a decrease in the yield earned on the loan portfolio of 4 basis points to 5.20% from 5.24%. Interest on mortgage-backed securities increased $400,000, or 11.1% to $4.0 million during the three months ended June 30, 2009, when compared with $3.6 million for the same 2008 period. The increase during the 2009 period resulted from an increase of 7 basis points in the yield earned on mortgage-backed securities to 5.20% from 5.13%, coupled with an increase of $25.9 million, or 9.2% in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $527,000, or 42.8% to $703,000 during the three months ended June 30, 2009, when compared to $1.23 million during the same 2008 period, due to a decrease in the average balance of $12.4 million, or 12.4%, coupled with a 171 basis point decrease in yield to 3.21% from 4.92%. Interest earned on other interest-earning assets decreased by $194,000, or 63.4% to $112,000 during the three months ended June 30, 2009, when compared to $306,000 during the same 2008 period primarily due to a decrease of 98 basis points in yield to 1.67% from 2.65%, coupled with a decrease of $19.4 million, or 41.8%, in the average balance. Investment securities decreased primarily due to the redeployment of funds resulting from maturities and calls of investment securities into higher yielding loans and mortgage-backed securities. Other interest-earning assets decreased due to cash and cash equivalents being redeployed into higher yielding assets.

Interest expense on deposits decreased $190,000, or 3.7% to $4.95 million during the three months ended June 30, 2009, when compared to $5.14 million during the same 2008 period. Such decrease was primarily attributable to a decrease of 52 basis points in the cost of interest-bearing deposits to 3.07% from 3.59%, partially offset by an increase of $72.5 million, or 12.7% in the average balance of interest-bearing deposits. Interest expense on borrowed money decreased approximately $50,000, or 3.5% to $1.38 million during the three months ended June 30, 2009 when compared with $1.43 million during the same 2008 period. Such decrease was primarily attributable to a decrease of $2.8 million, or 2.0% in the average balance of borrowings, coupled with a decrease of 5 basis points in the cost of borrowings to 3.86% from 3.91%.

Net interest income increased $389,000, or 9.3% during the three months ended June 30, 2009, to $4.59 million when compared to $4.20 million for the same 2008 period. Such increase was due to a $152,000 increase in total interest income coupled with a decrease in total interest expense of $237,000. Average interest-earning assets increased $34.4 million, or 4.0% while average interest-bearing liabilities increased $69.7 million, or 9.7%. The $34.4 million increase in average interest-earning assets was mainly attributable to increases of $40.3 million in loans and $25.9 million in mortgage-backed securities,

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (CONT'D.)

partially offset by decreases of $12.4 million in investment securities and $19.4 million in other interest-earning assets. Loans and mortgage-backed securities increased primarily due to the redeployment of maturities and calls of investment securities and growth in deposits into higher yielding assets.

Other interest-earning assets decreased due to cash and cash equivalents being redeployed into higher yielding assets. The $69.7 million increase in average interest-bearing liabilities was primarily due to an increase of $72.5 million in interest-bearing deposits partially offset by a decrease of $2.8 million in borrowings. The net interest rate spread increased 32 basis points due to a 45 basis points decrease in the cost of interest-bearing liabilities which was partially offset by a decrease of 13 basis points in the yield earned on interest-earning assets.

During the three months ended June 30, 2009 and 2008, the Bank recorded $100,000 and $-0-, respectively, for the provision for loan losses. The provision for the 2009 period was the result of both increases in non-performing loans and the loan portfolio balances. Non-performing loans increased from $270,000 at June 30, 2008 to $1.4 million, or 418.5% at June 30, 2009, while gross loans increased from $440.5 million at June 30, 2008 to $470.1 million, or 6.7% at June 30, 2009. The allowance for loan losses is based on management's evaluation of the risk inherent in the Bank's loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2009 and June 30, 2008, the Bank's non-performing loans, which were delinquent ninety days or more, and all of which were in a non-accrual status, totaled $1.4 million and $270,000 respectively, and represented 0.30%, and 0.06%, respectively, of total gross loans, and 0.14% and 0.03%, respectively, of total assets. During the three months ended June 30, 2009 and 2008, the Bank did not charge off any loans. The allowance for loan losses amounted to $1.8 million at June 30, 2009 and $1.7 million at March 31, 2009, representing 0.38% of total gross loans at June 30, 2009 and 0.36% of total gross loans at March 31, 2009.

Non-interest income was $290,000 for both the three months ended June 30, 2009 and 2008.

Non-interest expense increased by $770,000, or 27.0% to $3.62 million during the three months ended June 30, 2009, when compared with $2.85 million during the same 2008 period. The components of non-interest expense which experienced the most significant change were federal deposit insurance premiums and miscellaneous expenses, which increased by $616,000, or 3,798.7% and $131,000, or 44.9%, respectively. The increase in federal deposit insurance premiums in 2009 was mostly due to an increase in the quarterly assessment rates for all financial institutions, along with a special emergency assessment imposed by the FDIC in order to cover the losses of the Deposit Insurance Fund that were incurred from failed financial institutions in 2008, as well as anticipated future losses. The increase in miscellaneous expenses was mostly due to a $49,000 recovery of previously expensed consulting fees relating to litigation reimbursement in the 2008 period, and increases of $12,000 in stationary, printing and supplies, $17,000 in correspondent bank service fees, and $17,000 in loan expenses.

Income taxes totaled $307,000 and $500,000 during the three months ended June 30, 2009 and 2008, respectively. The decrease of $193,000, or 38.6% during the 2009 period resulted from lower pre-tax income, coupled with a decrease in the overall effective income tax rate which was 26.7% in the 2009 period, compared with 30.6% for 2008. The Company's effective tax rate decreases when overall income decreases, as tax exempt income recognized from the increase in cash surrender value of bank owned life insurance accounts for a larger percentage of overall income.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The Company maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $166.2 million, or 16.6% of total assets at June 30, 2009 as compared to $139.3 million, or 14.5% of total assets at March 31, 2009.

The Company's liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company's primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2009, the Company had liquid assets of $166.2 million.

Cash was generated by operating and financing activities during the three months ended June 30, 2009. The primary source of cash was net income and a net increase in deposits. The Company declared and paid a cash dividend during the three months ended June 30, 2009, totaling $461,000.

The Company's primary investing activities are lending and the purchases of securities. Net loans amounted to $468.8 million and $468.5 million at June 30, 2009 and March 31, 2009, respectively. Securities, including available for sale and held to maturity issues, totaled $405.4 million and $394.4 million at June 30, 2009 and March 31, 2009, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments and maturities on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow funds from the FHLB up to approximately $88.9 million under an overnight line of credit, and $88.9 million under a one-month overnight repricing line of credit agreement. The Bank's membership in FHLB also provides access to additional sources of borrowed funds based on the Bank's ability to collateralize such borrowings. At June 30, 2009, advances from the FHLB amounted to $142.2 million at a weighted average rate of 3.85%. Additionally, the Company has the ability to borrow funds at the Bank of America and PNC Capital Markets under unsecured overnight lines of credit.

The Bank anticipates that it will have sufficient fund available to meet its current commitments. At June 30, 2009, the Bank had outstanding commitments to originate loans totaling approximately $16.9 million, which included $11.4 million for fixed-rate mortgage loans with interest rates ranging from 4.25% to 5.625%, $5.3 million for adjustable rate mortgage loans with initial rate ranging from 4.625% to 6.50%, and $150,000 for an adjustable rate home equity line of credit with an initial interest rate of 4.50%.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

At June 30, 2009, the Bank had outstanding commitments to purchase a $750,000 participation in a $5.8 million construction loan, a $750,000 participation in a $7.3 million construction loan, and a $500,000 participation in a $3.0 million construction loan, with adjustable interest rates of 3.00%, 2.50%, and 2.75%, respectively, over the one month London Interbank Offering Rate. In addition, the Bank has a commitment to purchase a $500,000 participation in a $1.7 million construction loan with an adjustable interest rate at the Prime Rate.

At June 30, 2009, the Bank also had commitments outstanding to purchase $20.0 million in Federal National Mortgage Association mortgage-backed securities at fixed interest rates of 4.50%.

At June 30, 2009, undisbursed funds from customer approved unused lines of credit under a homeowners' equity lending program amounted to approximately $2.9 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Certificates of deposit scheduled to mature in one year or less at June 30, 2009, totaled $421.0 million, or 79.7% of our certificates of deposit. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances scheduled to mature in one year or less at June 30, 2009, totaled $20.3 million.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal of at least 1.5% and core capital equal of at least 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal of at least 8.0% of its risk-weighted assets.

The following table sets forth the Bank's capital position at June 30, 2009, as compared to the minimum regulatory capital requirements:

                                                                                     OTS Requirements
                                                                 ------------------------------------------------------
                                                                      Minimum Capital           For Classification as
                                           Actual                        Adequacy                 Well-Capitalized
                                   --------------------------    --------------------------   -------------------------
                                       Amount        Ratio          Amount         Ratio         Amount        Ratio
                                   ---------------  ---------    -------------   ----------   -------------  ----------
                                                                  (Dollars In Thousands)
Total capital
   (to risk-weighted assets)           $150,822      41.03%         $29,408         8.00%        $36,761       10.00%
Tier 1 capital
   (to risk-weighted assets)            149,022      40.54           14,704         4.00          22,056        6.00
Core (tier 1) capital
   (to adjusted total assets)           149,022      15.06           39,589         4.00          49,486        5.00
Tangible capital
   (to adjusted tangible assets)        149,022      15.06           14,846         1.50               -           -

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

The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Report. The following table sets forth the Bank's NPV as of March 31, 2009, the most recent date the Bank's NPV was calculated by the OTS. Given the current economic environment, the Bank expects that its NPV values as of June 30, 2009 may decline from those listed below. However, any such declines are currently expected to be immaterial.

                                                                             Net Portfolio Value as % of
                                      Net Portfolio Value                      Present Value of Assets
  Basis Points ("bp")   ----------------------------------------------  -------------------------------------
   Change in Rates         $ Amount        $ Change        % Change      NPV Ratio           Change
----------------------  ---------------- -------------  --------------  ----------------  -------------------
                                           (Dollars in Thousands)
         300 bp               $ 119,256     $ (41,672)        (26)%           12.97 %              (338)bp
                        ---------------- -------------  --------------  ----------------  -------------------
         200                    138,976       (21,952)        (14)            14.68                (166)
                        ---------------- -------------  --------------  ----------------  -------------------
         100                    153,808        (7,121)         (4)            15.87                 (47)
                        ---------------- -------------  --------------  ----------------  -------------------
         50                     158,113        (2,816)         (2)            16.18                 (17)
                        ---------------- -------------  --------------  ----------------  -------------------
          0                     160,929             -           -             16.35                   -
                        ---------------- -------------  --------------  ----------------  -------------------
        (50)                    162,171         1,243           1             16.37                   3
                        ---------------- -------------  --------------  ----------------  -------------------
        (100)                   161,167           239           -             16.23                 (12)
                        ---------------- -------------  --------------  ----------------  -------------------

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

                  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 1A: Risk Factors
         ------------

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2009 as filed with Securities and Exchange Commission on June 12, 2009, which could materially affect our business, financial condition or future results. As of June 30, 2009, the risk factors of the Company have not changed materially from those recorded in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         ------------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended June 30, 2009.

                                                                         TOTAL NUMBER          MAXIMUM
                                                                          OF SHARES        NUMBER OF SHARES
                                        TOTAL                           PURCHASED AS      THAT MAY YET BE
                                      NUMBER OF        AVERAGE         PART OF PUBLICLY    PURCHASED UNDER
                                       SHARES         PRICE PAID        ANNOUNCED PLAN       THE PLANS OR
            PERIOD                   PURCHASED(1)     PER SHARE           OR PROGRAMS         PROGRAMS
--------------------------------    ------------   ----------------   -----------------   -----------------
April 1 - April 30, 2009                   -               -                 -                316,165
May 1 - May 31, 2009                    22,887          $ 9.93            22,887              293,278
June 1 - June 30, 2009 (2)               2,241          $10.32             2,000              291,278
                                    -----------                        ------------
             TOTAL                      25,128          $ 9.97            24,887
                                    ===========                        ============

--------------------------------
(1) On February 24, 2009, the Company announced that the Board of Directors had approved its eighth stock repurchase program authorizing the Company to repurchase up to 350,000 shares of the Company's common stock.
(2) Includes the repurchase of 241 shares of forfeited restricted stock due to a participant's discontinued employment with the Bank.

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

                  3.1     Certificate of Incorporation of Clifton Savings Bancorp, Inc.(1)
                  3.2     By-Laws of Clifton Savings Bancorp, Inc. (2)
                  4.1     Specimen Stock Certificate of Clifton Savings Bancorp, Inc.(1)
                  31.1    Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-
                          Oxley Act of 2002 (filed herewith).
                  31.2    Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-
                          Oxley Act of 2002 (filed herewith).
                  32.1    Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18
                          U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002 (filed herewith).
                  --------------------------

                          (1)   Incorporated herein by reference to the Company's Annual Report on Form
                                10-K for the fiscal year ended March 31, 2004, filed with the Securities and
                                Exchange Commission on June 29, 2004 (File No. 000-50358).
                          (2)   Incorporated herein by reference to the Company's Current Report on Form
                                8-K filed with the Securities and Exchange Commission on October 26, 2008.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                   CLIFTON SAVINGS BANCORP, INC.


Date: August 7, 2009               By: /s/ John A. Celentano, Jr.
                                       -----------------------------------------
                                       John A. Celentano, Jr.
                                       Chairman of the Board and Chief Executive
                                        Officer
                                       (Principal Executive Officer)


Date: August 7, 2009               By: /s/ Christine R. Piano
                                       -----------------------------------------
                                       Christine R. Piano
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Chief Accounting
                                        Officer)