Form 10-Q
period 2009-09-30
CLIFTON SAVINGS BANCORP INC
filed 2009-11-06
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-50358
                                               -------

                          CLIFTON SAVINGS BANCORP, INC.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        UNITED STATES                                      34-1983738
-----------------------------------                    -------------------
 (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)


1433 VAN HOUTEN AVENUE, CLIFTON, NEW JERSEY                   07015
-------------------------------------------                ------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (973) 473-2200
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes |_|  No |_|

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

Non-Accelerated Filer |_|                     Smaller reporting company |_|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

The number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 2009: 26,637,689 shares outstanding.

                                          CLIFTON SAVINGS BANCORP, INC.
                                                AND SUBSIDIARIES

                                                      INDEX

                                                                                                                  Page
PART I - FINANCIAL INFORMATION                                                                                   Number
                                                                                                              -------------
        Item 1:      Financial Statements

                     Consolidated Statements of Financial Condition (Unaudited)
                     at September 30, 2009 and March 31, 2009                                                      1

                     Consolidated Statements of Income (Unaudited) For the Three
                     and Six Months Ended September 30, 2009 and 2008                                              2

                     Consolidated Statements of Comprehensive Income (Unaudited) For the
                     Three and Six Months Ended September 30, 2009 and 2008                                        3

                     Consolidated Statements of Cash Flows (Unaudited) For the
                     Six Months Ended September 30, 2009 and 2008                                                4 - 5

                     Notes to Consolidated Financial Statements                                                  6 - 14

        Item 2:      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                              15 - 23

        Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                 24 - 25

        Item 4:      Controls and Procedures                                                                       26



PART II - OTHER INFORMATION

         Item 1:     Legal Proceedings                                                                             27

         Item 1A:    Risk Factors                                                                                  27

         Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds                                   27

         Item 3:     Defaults Upon Senior Securities                                                               28

         Item 4:     Submission of Matters to a Vote of Security Holders                                           28

         Item 5:     Other Information                                                                             28

         Item 6:     Exhibits                                                                                      29


SIGNATURES                                                                                                         30

                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         ----------------------------------------------
                   (In Thousands, Except Share and Per Share Data, Unaudited)

                                                                              September 30,      March 31,
ASSETS                                                                            2009             2009
------                                                                        -----------      ------------
Cash and due from banks                                                       $    7,225        $   39,669
Interest-bearing deposits in other banks                                           8,280            11,457
                                                                              ----------        ----------
          Total cash and cash equivalents                                         15,505            51,126
Securities available for sale:
    Investment                                                                    15,147            10,037
    Mortgage-backed                                                               65,348            78,122
Securities held to maturity:
    Investment, fair value of $90,529
          and $75,754, respectively                                               89,999            74,997
    Mortgage-backed, fair value of $307,050
          and $240,173, respectively                                             295,736           231,218

Loans receivable                                                                 489,840           470,200
Allowance for loan losses                                                         (2,050)           (1,700)
                                                                              ----------        ----------
          Net loans                                                              487,790           468,500
                                                                              ----------        ----------

Bank owned life insurance                                                         22,402            21,948
Premises and equipment                                                             9,610             9,306
Federal Home Loan Bank of New York stock                                           7,997             7,740
Interest receivable                                                                4,426             4,313
Other assets                                                                       2,964             2,463
                                                                              ----------        ----------
          Total assets                                                        $1,016,924        $  959,770
                                                                              ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits:
       Non-interest bearing                                                   $    6,385        $    5,263
       Interest bearing                                                          683,627           628,319
                                                                              ----------        ----------
          Total deposits                                                         690,012           633,582

    Advances from Federal Home Loan Bank of New York                             142,406           144,272
    Advance payments by borrowers for taxes and insurance                          5,112             4,825
    Other liabilities and accrued expenses                                         4,117             3,927
                                                                              ----------        ----------
          Total liabilities                                                      841,647           786,606
                                                                              ----------        ----------
Stockholders' equity
    Preferred stock (par value $0.01), authorized 1,000,000
          shares; issued and outstanding - none                                        -                 -
    Common stock (par value $0.01), authorized 75,000,000
          shares; 30,530,470 shares issued; 26,695,575 shares outstanding at September 30, 2009; 26,732,607 shares outstanding at
          March 31, 2009                                                             305               305
    Paid-in capital                                                              135,806           135,180
    Deferred compensation obligation under Rabbi Trust                               222               209
    Retained earnings                                                             86,134            84,889
    Treasury stock, at cost; 3,834,895 shares at September 30, 2009
          and 3,797,863 shares at March 31, 2009                                 (42,298)          (41,925)
    Common stock acquired by Employee Stock Ownership Plan                        (6,778)           (7,144)
    Accumulated other comprehensive income                                         2,074             1,809
    Stock held by Rabbi Trust                                                       (188)             (159)
                                                                              ----------        ----------
          Total stockholders' equity                                             175,277           173,164
                                                                              ----------        ----------
          Total liabilities and stockholders' equity                          $1,016,924        $  959,770
                                                                              ==========        ==========

See notes to consolidated financial statements.

                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                        ---------------------------------
                           (In Thousands, Except Share and Per Share Data, Unaudited)

                                                                   Three Months                       Six Months
                                                                Ended September 30,              Ended September 30,
                                                          --------------------------------  -------------------------------
                                                               2009             2008            2009             2008
                                                          ---------------  ---------------  --------------  ---------------
Interest income:
    Loans                                                   $      6,116      $     5,991     $    12,222     $     11,615
    Mortgage-backed securities                                     4,327            4,082           8,325            7,690
    Investment securities                                            686              863           1,389            2,093
    Other interest-earning assets                                    115              221             227              526
                                                          ---------------  ---------------  --------------  ---------------
             Total interest income                                11,244           11,157          22,163           21,924
                                                          ---------------  ---------------  --------------  ---------------
Interest expense:
    Deposits                                                       4,647            4,914           9,601           10,057
    Advances                                                       1,373            1,574           2,753            3,002
                                                          ---------------  ---------------  --------------  ---------------
             Total interest expense                                6,020            6,488          12,354           13,059
                                                          ---------------  ---------------  --------------  ---------------

Net interest income                                                5,224            4,669           9,809            8,865
Provision for loan losses                                            333              115             433              115
                                                          ---------------  ---------------  --------------  ---------------
Net interest income after provision for loan losses                4,891            4,554           9,376            8,750
                                                          ---------------  ---------------  --------------  ---------------
Non-interest income:
    Fees and service charges                                          56               51             114              102
    Bank owned life insurance                                        229              227             455              456
    Other                                                              7                7              13               17
                                                          ---------------  ---------------  --------------  ---------------
             Total non-interest income                               292              285             582              575
                                                          ---------------  ---------------  --------------  ---------------
Non-interest expenses:
    Salaries and employee benefits                                 1,763            1,712           3,531            3,412
    Net occupancy expense of premises                                292              252             538              489
    Equipment                                                        221              202             442              421
    Directors' compensation                                          223              240             447              484
    Legal                                                             53              (58)            105                2
    Advertising                                                       82               88             139              174
    Federal insurance premium                                        187               24             820               40
    Other                                                            417              358             840              650
                                                          ---------------  ---------------  --------------  ---------------
             Total non-interest expenses                           3,238            2,818           6,862            5,672
                                                          ---------------  ---------------  --------------  ---------------

Income before income taxes                                         1,945            2,021           3,096            3,653
Income taxes                                                         624              657             931            1,157
                                                          ---------------  ---------------  --------------  ---------------
Net income                                                  $      1,321      $     1,364     $     2,165     $      2,496
                                                          ===============  ===============  ==============  ===============

Net income per common share:
    Basic                                                   $       0.05      $      0.05     $      0.08     $       0.10
                                                          ===============  ===============  ==============  ===============
    Diluted                                                 $       0.05      $      0.05     $      0.08     $       0.10
                                                          ===============  ===============  ==============  ===============

Dividends per common share                                  $       0.05      $      0.05     $      0.10     $       0.10
                                                          ===============  ===============  ==============  ===============

Weighted average number of common shares and
  common stock equivalents outstanding:
    Basic                                                     26,021,053       26,105,644      26,020,381       26,225,325
                                                          ===============  ===============  ==============  ===============
    Diluted                                                   26,087,476       26,179,720      26,084,951       26,248,492
                                                          ===============  ===============  ==============  ===============

See notes to consolidated financial statements.


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 -----------------------------------------------
                                            (In Thousands, Unaudited)

                                                                             Three Months                 Six Months
                                                                          Ended September 30,         Ended September 30,
                                                                       --------------------------  ---------------------------
                                                                           2009         2008           2009          2008
                                                                       ------------- ------------  -------------  ------------
Net income                                                                  $ 1,321      $ 1,364        $ 2,165       $ 2,496
                                                                       ------------- ------------  -------------  ------------

Other comprehensive income (loss):
    Gross unrealized holding (loss) on securities available for sale, net of income taxes (benefit) of $324 and $247,
      $167 and ($530), respectively                                             487          371            252          (797)
    Benefit plans, net of income taxes of $4 and $8,
      $9 and $16, respectively                                                    7           12             13            24
                                                                       ------------- ------------  -------------  ------------
Other comprehensive income (loss)                                               494          383            265          (773)
                                                                       ------------- ------------  -------------  ------------
Comprehensive income                                                        $ 1,815      $ 1,747        $ 2,430       $ 1,723
                                                                       ============= ============  =============  ============

See notes to consolidated financial statements.

                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------
                                            (In Thousands, Unaudited)

                                                                                              Six Months
                                                                                          Ended September 30,
                                                                                       --------------------------
                                                                                           2009          2008
                                                                                       ------------  ------------
Cash flows from operating activities:
    Net income                                                                           $   2,165     $   2,496
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of premises and equipment                                 225           227
       Net (accretion) amortization of deferred fees and costs, premiums and discounts        (100)           68
       Amortization component of net periodic benefit cost                                      22            39
       Provision for loan losses                                                               433           115
       (Increase) decrease in interest receivable                                             (113)           93
       Deferred income tax benefit                                                            (632)         (496)
       (Increase) decrease in other assets                                                     (45)          189
       (Decrease) increase in accrued interest payable                                         (33)           43
       Increase in other liabilities                                                           223           455
       Increase in cash surrender value of bank owned life insurance                          (454)         (456)
       ESOP shares committed to be released                                                    390           385
       Restricted stock expense                                                                529           531
       Stock option expense                                                                     66           167
       Increase in deferred compensation obligation under Rabbi Trust                           13            15
                                                                                       ------------  ------------
          Net cash provided by operating activities                                          2,689         3,871
                                                                                       ------------  ------------

Cash flows from investing activities:
    Proceeds from calls, maturities and repayments of:
       Mortgage-backed securities available for sale                                        13,140         6,369
       Investment securities held to maturity                                               15,000        45,000
       Mortgage-backed securities held to maturity                                          38,488        15,330
    Redemptions of Federal Home Loan Bank of New York stock                                    399           314
    Purchases of:
       Investment securities available for sale                                             (5,000)            -
       Investment securities held to maturity                                              (30,000)            -
       Mortgage-backed securities held to maturity                                        (102,881)      (67,698)
       Loans receivable                                                                     (1,877)       (3,332)
       Premises and equipment                                                                 (530)         (180)
       Federal Home Loan Bank of New York stock                                               (656)       (1,240)
    Net (increase) in loans receivable                                                     (17,929)      (45,051)
                                                                                       ------------  ------------
          Net cash used in investing activities                                            (91,846)      (50,488)
                                                                                       ------------  ------------

See notes to consolidated financial statements.
                                                           -4-


                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                         ----------------------------------------------
                                    (In Thousands, Unaudited)

                                                                                              Six Months
                                                                                          Ended September 30,
                                                                                       --------------------------
                                                                                           2009          2008
                                                                                       ------------  ------------
Cash flows from financing activities:
    Net increase in deposits                                                             $  56,430     $   2,317
    Increase in short-term advances from Federal Home Loan Bank of New York                  7,000             -
    Proceeds from long-term advances from Federal Home Loan Bank of New York                     -        25,000
    Principal payments on advances from Federal Home Loan Bank of New York                  (8,866)       (6,976)
    Net increase in payments by borrowers for taxes and insurance                              287           506
    Minority dividends paid                                                                   (921)         (950)
    Purchase of treasury stock                                                                (398)       (4,560)
    Tax benefit from stock based compensation                                                    4             8
                                                                                       ------------  ------------
          Net cash provided by financing activities                                         53,536        15,345
                                                                                       ------------  ------------

Net  (decrease) in cash and cash equivalents                                               (35,621)      (31,272)
Cash and cash equivalents - beginning                                                       51,126        52,231
                                                                                       ------------  ------------
Cash and cash equivalents - ending                                                       $  15,505     $  20,959
                                                                                       ============  ============
Supplemental information:
    Cash paid during the period for:
       Interest on deposits and borrowings                                               $  12,387     $  13,016
                                                                                       ============  ============
       Income taxes paid, net of refunds                                                 $   1,517     $     879
                                                                                       ============  ============


See notes to consolidated financial statements.
                                                         -5-

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


2. BASIS OF PRESENTATION
------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended September 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2009, which are included in the Company's 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 12, 2009.

In preparing these consolidated financial statements, the Company has evaluated subsequent events and transactions that occurred after September 30, 2009 through November 6, 2009.

3. EARNINGS PER SHARE (EPS)
---------------------------

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and six months ended September 30, 2009, include incremental shares related to outstanding stock options of 66,423, and 64,570, respectively. The calculation of diluted EPS for the three and six months ended September 30, 2008, include incremental shares related to outstanding stock options of 74,076 and 23,167, respectively. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


4. DIVIDEND WAIVER
------------------

During the three and six months ended September 30, 2009 and 2008, Clifton MHC ("MHC"), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Office of Thrift Supervision ("OTS"), to receive cash dividends of approximately $840,000 and $1.7 million, respectively, on the shares of Company common stock it owned during those periods. The cumulative amount of dividends waived by the MHC through September 30, 2009 was $17.5 million. The dividends waived are considered as a restriction on the retained earnings of the Company.

5. STOCK REPURCHASE PLANS
-------------------------

On February 24, 2009, the Company's Board of Directors authorized the Company's eighth repurchase plan for up to 350,000 shares of the Company's outstanding common stock, representing approximately 3% of the outstanding shares owned by entities other than the MHC. During the three and six months ended September 30, 2009, 14,619 and 39,506 shares were repurchased under this plan, respectively, at a total cost of approximately $150,000, or $10.29 per share, and $398,000, or $10.08 per share, respectively. At September 30, 2009, there remained 276,659 shares to be purchased under this eighth stock repurchase program.

6. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST
----------------------------------------------------------

Periodic pension expense for the director's and former President's retirement plans were as follows:

                                                      Three Months Ended               Six Months Ended
                                                        September 30,                    September 30,
                                                -------------------------------  ------------------------------
                                                    2009             2008            2009            2008
                                                --------------   --------------  --------------  --------------
                                                                      (In Thousands)
Service cost                                      $        20      $        22     $        40     $        44
Interest cost                                              38               36              76              72
Amortization of past service cost                          12               22              24              44
Amortization of unrecognized net (gain)                    (1)              (2)             (2)             (4)
                                                --------------   --------------  --------------  --------------
Net periodic benefit cost                         $        69      $        78     $       138     $       156
                                                ==============   ==============  ==============  ==============

                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ------------------------------------------

7. INVESTMENT SECURITIES
------------------------
                                                                                 SEPTEMBER 30, 2009
                                                             ---------------------------------------------------------
                                                                               GROSS         GROSS
                                                              AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                                                                 COST          GAINS         LOSSES         VALUE
                                                             ------------- -------------- -------------  -------------
                                                                                 (IN THOUSANDS)
AVAILABLE FOR SALE:
   Debt securities:
    U.S. Government (including agencies) maturing:
            After one but within five years                    $   15,000      $     147     $       -     $   15,147
                                                             ------------- -------------- -------------  -------------
                                                               $   15,000      $     147     $       -     $   15,147
                                                             ============= ============== =============  =============
HELD TO MATURITY:
   Debt securities:
    U.S. Government (including agencies) maturing:
            Within one year                                    $   29,999      $     151     $       -     $   30,150
            After one but within five years                        60,000            379             -         60,379
                                                             ------------- -------------- -------------  -------------
                                                               $   89,999      $     530     $       -     $   90,529
                                                             ============= ============== =============  =============

There were no sales of investment securities available for sale or held to maturity during the three and six months ended September 30, 2009.

8. MORTGAGE-BACKED SECURITIES
-----------------------------
                                                                          SEPTEMBER 30, 2009
                                                   ----------------------------------------------------------------
                                                                       GROSS           GROSS
                                                     AMORTIZED       UNREALIZED      UNREALIZED          FAIR
                                                        COST           GAINS           LOSSES           VALUE
                                                   --------------- --------------- ---------------  ---------------
                                                                          (IN THOUSANDS)
AVAILABLE FOR SALE:
    Federal Home Loan Mortgage Corporation            $    27,559     $     1,532     $         -     $     29,091
    Federal National Mortgage Association                  34,409           1,848               -           36,257
                                                   --------------- --------------- ---------------  ---------------
                                                      $    61,968     $     3,380     $         -     $     65,348
                                                   =============== =============== ===============  ===============

HELD TO MATURITY:
    Federal Home Loan Mortgage Corporation            $   128,948     $     6,142     $        33     $    135,057
    Federal National Mortgage Association                 107,731           3,810              16          111,525
    Governmental National Mortgage
         Association                                       59,057           1,445              34           60,468
                                                   --------------- --------------- ---------------  ---------------
                                                      $   295,736     $    11,397     $        83     $    307,050
                                                   =============== =============== ===============  ===============

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

8. MORTGAGE-BACKED SECURITIES (CONT'D)
--------------------------------------

Contractual maturity data for mortgage-backed securities is as follows:

                                                    SEPTEMBER 30, 2009
                                              -------------------------------
                                                 AMORTIZED
                                                   COST         FAIR VALUE
                                              --------------- ---------------
                                                      (IN THOUSANDS)
Available for sale:
    Due after five through ten years             $     9,911      $   10,523
    Due after ten years                               52,057          54,825
                                              --------------- ---------------
                                                 $    61,968      $   65,348
                                              =============== ===============
HELD TO MATURITY:
    Due within one year                          $       952      $      948
    Due after one through five years                     236             250
    Due after five through ten years                  20,127          21,355
    Due after ten years                              274,421         284,497
                                              --------------- ---------------
                                                 $   295,736      $  307,050
                                              =============== ===============

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties.

The age of gross unrealized losses and the fair value of related mortgage-backed securities were as follows:

                                                    LESS THAN 12 MONTHS          12 MONTHS OR MORE                TOTAL
                                                 --------------------------  -------------------------- --------------------------
                                                                  GROSS                      GROSS                       GROSS
                                                               UNREALIZED                  UNREALIZED                 UNREALIZED
                                                  FAIR VALUE     LOSSES      FAIR VALUE      LOSSES     FAIR VALUE      LOSSES
                                                 ------------- ------------  ------------ ------------- ------------  ------------
                                                                                 (IN THOUSANDS)
September 30, 2009:
Held to maturity:
    Federal Home Loan Mortgage Corporation         $   10,338    $      18     $   1,315      $     15    $  11,653      $     33
    Federal National Mortgage Association                 701            -         1,466            16        2,167            16
    Governmental National Mortgage Association          3,356           30           403             4        3,759            34
                                                 ------------- ------------  ------------ ------------- ------------  ------------

                                                   $   14,395    $      48     $   3,184      $     35    $  17,579      $     83
                                                 ============= ============  ============ ============= ============  ============

Management does not believe that any of the unrealized losses at September 30, 2009 (twenty-four mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of its amortized cost.

There were no sales of mortgage-backed securities available for sale or held to maturity during the three and six months ended September 30, 2009.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------

Accounting Standards Codification ("ASC") Topic 820 "Fair Value Measurements and Disclosures" establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Basis of Fair Value Measurement:

         Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities:

         Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability:

         Level 3: Price or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset's or liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and March 31, 2009 are as follows:

                                                                       (LEVEL 1)         (LEVEL 2)
                                                                     QUOTED PRICES      SIGNIFICANT         (LEVEL 3)
                                                                       IN ACTIVE           OTHER           SIGNIFICANT
                                                     CARRYING         MARKETS FOR        OBSERVABLE       UNOBSERVABLE
Description                                            VALUE        IDENTICAL ASSETS       INPUTS            INPUTS
-------------------------------------------------   ------------    ----------------   ---------------    --------------
                                                                          (In Thousands)
SEPTEMBER 30, 2009:
Securities available for sale:
    Mortgage-backed securities:
       Federal Home Loan Mortgage Corporation          $ 29,091          $        -        $   29,091        $        -
       Federal National Mortgage Association             36,257                   -            36,257                 -
    U.S. Government (including agencies)                 15,147                   -            15,147                 -
                                                    ------------    ----------------   ---------------    --------------
          Total securities available for sale          $ 80,495          $        -        $   80,495        $        -
                                                    ============    ================   ===============    ==============
MARCH 31, 2009:
Securities available for sale:
    Mortgage-backed securities:
       Federal Home Loan Mortgage Corporation          $ 34,823          $        -        $   34,823        $        -
       Federal National Mortgage Association             43,299                   -            43,299                 -
    U.S. Government (including agencies)                 10,037                   -            10,037                 -
                                                    ------------    ----------------   ---------------    --------------
          Total securities available for sale          $ 88,159          $        -        $   88,159        $        -
                                                    ============    ================   ===============    ==============

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)
-----------------------------------------------

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and March 31, 2009 are as follows:

                                                                 (LEVEL 1)         (LEVEL 2)
                                                               QUOTED PRICES      SIGNIFICANT         (LEVEL 3)
                                                                 IN ACTIVE           OTHER           SIGNIFICANT
                                                CARRYING        MARKETS FOR        OBSERVABLE        UNOBSERVABLE
Description                                      VALUE         IDENTICAL ASSETS      INPUTS             INPUTS
-------------------------------------------   -------------  ------------------- --------------    ---------------
                                                                  (IN THOUSANDS)
SEPTEMBER 30, 2009:
Impaired Loans                                 $     498           $     -          $    498           $      -

MARCH 31, 2009:
Impaired Loans                                 $       -           $     -          $      -           $      -

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company's financial instruments.

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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)
-----------------------------------------------

IMPAIRED LOANS (CARRIED BASED ON DISCOUNTED CASH FLOWS)

Impaired loans are those accounted for under ASC Topic 310 "Accounting by Creditors for Impairment of a Loan" in which the Company has measured impairment generally based on either the fair value of the loan's collateral or discounted cash flows. These assets are included as Level 2 fair values since they are based on observable inputs that are significant to the discounted cash flow measurement. The carrying value at September 30, 2009 consists of one residential real estate loan with a balance of $498,000 after a partial charge-off of $83,000 which represented a loss due the troubled debt restructuring of the loan.

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

As of September 30, 2009 and March 31, 2009, the fair value of the commitments to extend credit were not considered to be material.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)
-----------------------------------------------

The carrying amounts and fair values of financial instruments are as follows:

                                                                   SEPTEMBER 30, 2009
                                                            ---------------------------------
                                                               CARRYING
                                                                 VALUE         FAIR VALUE
                                                            ---------------- ----------------
                                                                    (IN THOUSANDS)
Financial assets:
    Cash and cash equivalents                                   $    15,505      $    15,505
    Securities available for sale:
        Investment                                                   15,147           15,147
        Mortgage-backed                                              65,348           65,348
    Securities held to maturity:
        Investment                                                   89,999           90,529
        Mortgage-backed                                             295,736          307,050
    Net loans receivable                                            487,790          493,287
    Federal Home Loan Bank of New York stock                          7,997            7,997
    Interest receivable                                               4,426            4,426
Financial liabilities:
    Deposits                                                        690,012          693,624
    FHLB advances                                                   142,406          151,472
    Interest payable                                                    521              521

10. RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------

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

In December 2008, the FASB issued FSP FAS 132(R)-1 (codified into ASC Topic
715), "Employers' Disclosures about Postretirement Benefit Plan Assets". This FSP amended guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by ASC Topic 715 shall be provided for fiscal years ending after December 15, 2009. The Company does not expect this new standard will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 (codified into ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162." ASC Topic 105 established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

10. RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)
---------------------------------------------

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, "Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value." The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using (1) a valuation technique that uses a quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets, or (2) another valuation technique that is consistent with the principles of Topic 820. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after August 2009. The adoption of this new standard is not expected to have a material impact on the Company's consolidated financial statements.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     ITEM 2:
                                     -------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 45.8% and 48.0%, respectively, of total assets at September 30, 2009, as compared to 41.1% and 48.8%, respectively, at March 31, 2009. Cash and cash equivalents decreased to 1.5% of total assets at September 30, 2009, as compared to 5.3% at March 31, 2009. The Company's investment and mortgage-backed securities portfolios consist of only U.S. government-sponsored or guaranteed enterprises.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). Deposits increased $56.4 million, or 8.9%, between March 31, 2009 and September 30, 2009, and borrowed funds decreased by $1.9 million, or 1.3%, during this period. Borrowed funds totaled $142.4 million at September 30, 2009 as compared to $144.3 million at March 31, 2009. During the six months ended September 30, 2009, $8.9 million of long-term borrowings were repaid in accordance with their original terms, while one $7.0 million short-term borrowing was originated during the period.

Net interest income increased $555,000, or 11.9%, during the three months ended September 30, 2009, when compared with the same 2008 period. Such increase was due to an $87,000 increase in total interest income coupled with a decrease in total interest expense of $468,000. Average interest-earning assets increased $71.7 million, or 8.2%, while average interest-bearing liabilities increased $89.0 million, or 12.2%. The $17.3 million decrease in average net interest-earning assets was mainly attributable to an

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

increase of $108.5 million in interest-bearing deposits and a decrease of $6.3 million in other interest-earning assets, partially offset by increases of $23.6 million in interest-earning loans and $54.4 million in securities coupled with a decrease of $19.5 million in borrowings. The net interest rate spread increased 27 basis points to 1.85% from 1.58%. This was due to a 62 basis point decrease in the cost of interest-bearing liabilities which was partially offset by a decrease of 35 basis points in the yield earned on interest-earning assets. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended September 30, 2009, non-interest income increased $7,000, or 1.2%, to $292,000, as compared with $285,000 for the same 2008 period. The provision for loan losses increased $218,000, or 189.6%, to $333,000 from $115,000 for the three months ended September 30, 2009 and 2008, and non-interest expenses increased $420,000, or 14.9% between periods.

CHANGES IN FINANCIAL CONDITION

The Company's assets at September 30, 2009 totaled $1.02 billion, which represents an increase of $57.1 million or 5.9% as compared with $959.8 million at March 31, 2009.

Cash and cash equivalents decreased $35.6 million, or 69.7% to $15.5 million at September 30, 2009 as compared to $51.1 million at March 31, 2009, as funds were redeployed into higher yielding assets.

Securities available for sale at September 30, 2009 decreased $7.7 million, or 8.7% to $80.5 million when compared with $88.2 million at March 31, 2009. The decrease during the six months ended September 30, 2009 resulted primarily from repayments totaling $13.1 million, and an increase in the unrealized gain of $418,000 on the portfolio, partially offset by purchases of $5.0 million.

Securities held to maturity at September 30, 2009 increased $79.5 million or 26.0% to $385.7 million when compared with $306.2 million at March 31, 2009. The increase during the six months ended September 30, 2009, resulted primarily from purchases of securities totaling $132.9 million, partially offset by maturities, calls and repayments totaling $53.4 million.

Net loans at September 30, 2009 increased $19.3 million or 4.1% to $487.8 million when compared with $468.5 million at March 31, 2009. The increase during the six months ended September 30, 2009, resulted primarily from internal origination and refinance volume, primarily in residential real estate loans, which more than offset repayment levels. The largest increase in the loan portfolio was in residential real estate loans which increased $17.6 million, or 4.1%.

Total liabilities increased $55.0 million, or 7.0% to $841.6 million at September 30, 2009 from $786.6 million at March 31, 2009. Deposits at September 30, 2009 increased $56.4 million, or 8.9% to $690.0 million when compared with $633.6 million at March 31, 2009, as the Bank continued to offer very competitive rates on its deposit products. Borrowed funds decreased $1.9 million, or 1.3% to $142.4 million at September 30, 2009, as compared with $144.3 million at March 31, 2009. During the period ended September 30, 2009, $8.9 million of long-term borrowings were repaid in accordance with their original terms while one $7.0 million short-term borrowing was originated. At September 30, 2009, the remaining borrowings of $142.4 million had an average interest rate of 3.65%.

Stockholders' equity totaled $175.3 million and $173.2 million at September 30, 2009 and March 31, 2009, respectively. The increase of $2.1 million, or 1.2%, for the six months ended September 30, 2009, resulted primarily from net income of $2.2 million, ESOP shares committed to be released of $390,000,

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


CHANGES IN FINANCIAL CONDITION (CONT'D)

$599,000 for stock options and restricted stock awards earned under the Company's 2005 Equity Incentive Plan and related tax benefits, and a net increase in unrealized gains, net of tax, of $251,000 on the available for sale securities portfolios, partially offset by the repurchase of approximately 40,000 shares of Company common stock for $398,000 and cash dividends paid of $921,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net income decreased $43,000, or 3.2% to $1.32 million for the three months ended September 30, 2009 compared with $1.36 million for the same 2008 period. The decrease in net income during the 2009 period primarily was the result of an increase in provision for loan losses of $218,000 and an increase in non-interest expense of $420,000, partially offset by an increase in net interest income of $556,000 and to a lesser extent, a decrease of $33,000 in income taxes.

Interest income on loans increased by $125,000, or 2.1% to $6.12 million during the three months ended September 30, 2009, when compared with $5.99 million for the same 2008 period. The increase during the 2009 period resulted from an increase in the average loan balance of $23.6 million, or 5.2% when compared to the same period in 2008, partially offset by a decrease in the yield earned on the loan portfolio of 16 basis points to 5.12% from 5.28%. Interest income on mortgage-backed securities increased $245,000, or 6.0% to $4.33 million during the three months ended September 30, 2009, when compared with $4.08 million for the same 2008 period. The increase during the 2009 period resulted from an increase of $30.5 million, or 9.8% in the average balance of mortgage-backed securities outstanding, partially offset by a decrease in the yield earned on mortgage-backed securities outstanding, of 18 basis points to 5.04% from 5.22%. Interest earned on investment securities decreased by $177,000, or 20.5% to $686,000 during the three months ended September 30, 2009, when compared to $863,000 during the same 2008 period, due to a decrease in the average yield of 187 basis points to 2.81% from 4.68%, partially offset by an increase of $23.9 million, or 32.4%, in the average balance when compared to the same period in 2008. Interest earned on other interest-earning assets decreased by $106,000, or 48.0% to $115,000 during the three months ended September 30, 2009, when compared to $221,000 during the same 2008 period primarily due to a decrease of 101 basis points in yield to 2.02% from 3.03%, coupled with a decrease of $6.3 million, or 21.8%, in the average balance of other interest-earning assets.

Interest expense on deposits decreased $267,000, or 5.4% to $4.65 million during the three months ended September 30, 2009, when compared to $4.91 million during the same 2008 period. Such decrease was primarily attributable to a decrease of 70 basis points in the cost of interest-bearing deposits to 2.74% from 3.44%, partially offset by an increase of $108.5 million, or 19.0% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased approximately $201,000, or 12.8% to $1.37 million during the three months ended September 30, 2009 when compared with $1.57 million during the same 2008 period. Such decrease was primarily attributable to a decrease of $19.5 million, or 12.1% in the average balance of borrowings, coupled with a decrease of 3 basis points in the cost of borrowings to 3.87% from 3.90%. The decrease in the cost of borrowings was a result of both existing borrowings at a higher rate being repaid in accordance with their original terms, and a new borrowing originated at a market interest rate well below the average cost of existing borrowings.

Net interest income increased $555,000 million, or 11.9% during the three months ended September 30, 2009, to $5.22 million when compared to $4.67 million for the same 2008 period. Such increase was due

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (CONT'D.)

to an $87,000 increase in total interest income coupled with a decrease in total interest expense of $468,000. Average interest-earning assets increased $71.7 million, or 8.2% while average interest-bearing liabilities increased $89.0 million, or 12.2%. The $71.7 million increase in average interest-earning assets was mainly attributable to increases of $23.6 million in loans, $30.5 million in mortgage-backed securities, and $23.9 million in investment securities, partially offset by decrease of $6.3 million in other interest earning assets. Loans, mortgage-backed and investment securities increased primarily due to the redeployment of funds resulting from the growth in deposits into higher yielding assets. The $89.0 million increase in average interest-bearing liabilities was primarily due to an increase of $108.5 million in interest-bearing deposits partially offset by a decrease $19.5 million in borrowings. The net interest rate spread increased 27 basis points to 1.85% as a 35 basis point decrease to 4.78% in the average yield earned on interest-earning assets was more than offset by a decrease of 62 basis points to 2.93% in the average cost of interest-bearing liabilities.

During the three months ended September 30, 2009 and 2008, the Bank recorded $333,000 and $115,000, respectively, to the provision for loan losses. The increased provision in the current period was the result of increases in non-performing loans due to worsening economic conditions and to a lesser extent, the increase in the loan portfolio. The allowance for loan losses is based on management's evaluation of the risk inherent in the Bank's loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2009 and September 30, 2008, the Bank's non-performing loans, all of which were delinquent ninety days or more, and all of which were in a nonaccrual status, totaled $2.7 million and $533,000 respectively, representing 0.54% and 0.11%, respectively, of total gross loans, and 0.26% and 0.06%, respectively, of total assets at the end of each period. At March 31, 2009, nonaccrual loans totaled 870,000, or 0.19% and 0.09% of total gross loans and total assets, respectively. During the three months ended September 30, 2009 and 2008, the Bank charged off $83,000 and $0, respectively. During the period ended September 30, 2009, the $83,000 charge-off represented a partial loss from the restructuring of one residential real estate loan. This was the first loan charge-off recorded by the Bank in more than ten years. At September 30, 2009, non-performing loans consisted of eleven loans secured by one- to four-family residential real estate, two loans secured by commercial real estate, and one loan secured by a multi-family dwelling, while at September 30, 2008, non-performing loans consisted of nine one- to four-family residential real estate loans. At March 31, 2009, non-performing loans consisted of seven one- to four-family residential real estate loans. All non-performing loans included above are located in the state of New Jersey. The allowance for loan losses amounted to $2.1 million, representing 0.42% of total gross loans at September 30, 2009, and $1.7 million, representing 0.36% of total gross loans at March 31, 2009.

Non-interest income increased $7,000, or 2.5% to $292,000 during the three months ended September 30, 2009 as compared to $285,000 for the same 2008 period.

Non-interest expense increased by $421,000, or 14.9% to $3.24 million during the three months ended September 30, 2009, when compared with $2.82 million during the same 2008 period. The components of non-interest expense which experienced the most significant change were federal deposit insurance premiums, legal expense and other miscellaneous expenses which increased $163,000, or 679.2%, $111,000, or 191.4%, and $59,000, or 16.5%, respectively. The increase in federal deposit insurance premiums in 2009 was due to an increase in the quarterly assessment rates for all financial institutions.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (CONT'D.)

The increase in legal expenses was mostly due to a $92,000 insurance recovery of previously expensed legal fees relating to litigation reimbursement in the 2008 period. The increase in other miscellaneous expenses was mostly due to increases of $21,000 in consulting fees due to costs associated with information systems testing and an insurance coverage adequacy review, along with $28,000 in correspondent bank service fees.

Income taxes totaled $624,000 and $657,000 during the three months ended September 30, 2009 and 2008, respectively. The decrease of $33,000, or 5.0% during the 2009 period resulted from lower pre-tax income, coupled with a decrease in the overall effective income tax rate which was 32.1% in the 2009 period, compared with 32.5% for 2008. The Company's effective tax rate decreased when overall income decreases, as tax exempt income recognized from the increase in cash surrender value of bank owned life insurance accounts for a larger percentage of overall income.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net income decreased $331,000, or 13.3% to $2.17 million for the six months ended September 30, 2009 compared with $2.50 million for the same 2008 period. The decrease in net income during the 2009 period primarily was the result of an increase in provision for loan losses of $318,000 and an increase in non-interest expenses of $1.19 million, partially offset by an increase in net interest income of $944,000 and to a lesser extent, a decrease of $226,000 in income taxes.

Interest income on loans increased by $607,000, or 5.2% to $12.22 million during the six months ended September 30, 2009, when compared with $11.62 million for the same 2008 period. The increase during the 2009 period resulted from an increase in the average loan balance of $32.4 million, or 7.3% when compared to the same period in 2008, partially offset by a decrease in the yield earned on the loan portfolio of 11 basis points to 5.15% from 5.26%. Interest income on mortgage-backed securities increased $635,000, or 8.3% to $8.33 million during the six months ended September 30, 2009, when compared with $7.69 million for the same 2008 period. The increase during the 2009 period resulted from an increase of $31.2 million, or 10.6% in the average balance of mortgage-backed securities outstanding, partially offset by a decrease of 10 basis points in the average yield earned on mortgage-backed securities to 5.10% from 5.20%. Interest earned on investment securities decreased by $704,000, or 33.6% to $1.39 million during the six months ended September 30, 2009, when compared to $2.09 million during the same 2008 period, due to a decrease of 181 basis points in average yield to 2.99% from 4.80%, partially offset by an increase of $5.8 million, or 6.7%, in the average balance. Interest earned on other interest-earning assets decreased by $299,000, or 56.8% to $227,000 during the six months ended September 30, 2009, when compared to $526,000 during the same 2008 period primarily due to a decrease of 91 basis points in average yield to 1.89% from 2.80%, coupled with a decrease of $13.5 million, or 36.1%, in the average balance.

Interest expense on deposits decreased $456,000, or 4.5% to $9.60 million during the six months ended September 30, 2009, when compared to $10.06 million during the same 2008 period. Such decrease was primarily attributable to a decrease of 61 basis points in the average cost of interest-bearing deposits to 2.91% from 3.52%, partially offset by an increase of $89.3 million, or 15.6% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (CONT'D.)

rates. Interest expense on borrowed money decreased approximately $249,000, or 8.3% to $2.75 million during the six months ended September 30, 2009 when compared with $3.00 million during the same 2008 period. Such decrease was primarily attributable to a decrease of $9.9 million, or 6.5% in the average balance of borrowings, coupled with a decrease of 8 basis points in the average cost of borrowings to 3.86% from 3.94%.

Net interest income increased $944,000, or 10.6% during the six months ended September 30, 2009, to $9.81 million when compared to $8.87 million for the same 2008 period. Such increase was due to a $239,000 increase in total interest income, coupled with a decrease in total interest expense of $705,000. Average interest-earning assets increased $55.9 million, or 6.5% while average interest-bearing liabilities increased $79.4 million, or 11.0%. The $55.9 million increase in average interest-earning assets was attributable to an increase of $32.4 million in loans, $31.2 million in mortgage-backed securities and $5.8 million in investment securities, partially offset by a decrease of $13.5 million in other interest-earning assets. Loans, mortgage-backed and investment securities increased primarily due to the redeployment of funds resulting from the growth in deposits into higher yielding assets. The $79.4 million increase in average interest-bearing liabilities consisted of an increase of $89.3 million in interest-bearing deposits partially offset by a decrease of $9.9 million in borrowings. The net interest rate spread increased 28 basis points to 1.76% as a 26 basis point decrease to 4.83% in the average yield earned on interest-earning assets was more than offset by a decrease of 54 basis points to 3.07% in the average rate paid on interest-bearing liabilities.

During the six months ended September 30, 2009 and 2008, the Bank recorded $433,000 and $115,000, respectively, as a provision for loan losses. The increased provision in the current period was the result of increases in non-performing loans due to worsening economic conditions and to a lesser extent, the increase in the loan portfolio. See "Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008" for a discussion of non-performing loans at September 30, 2009. During the six months ended September 30, 2009 and 2008, the Bank charged off $83,000 and $0, respectively. During the period ended September 30, 2009, the $83,000 charge-off represented a partial loss from the restructuring of one residential real estate loan. This was the first loan charge-off recorded by the Bank in more than ten years.

Non-interest income increased $7,000, or 1.2% to $582,000 during the six months ended September 30, 2009 as compared to $575,000 for the same 2008 period.

Non-interest expense increased by $1.19 million, or 21.0% to $6.86 million during the six months ended September 30, 2009, when compared with $5.67 million during the same 2008 period. The components of non-interest expense which experienced the most significant change were legal expense, federal deposit insurance premiums, including a special assessment, and other miscellaneous expenses, which

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (CONT'D.)

increased by $103,000, or 5,150.0%, $780,000, or 1,950.0%, and $190,000, or
29.2%, respectively. Legal expense was higher during the six months ended September 30, 2009 mainly due to a $92,000 insurance recovery of previously expensed legal fees relating to litigation reimbursement in the 2008 period. The increase in federal deposit insurance premiums in 2009 was due to an increase in the quarterly assessment rates for all financial institutions along with a special emergency assessment imposed on order to cover losses of the Deposit Insurance Fund that were incurred from failed institutions, as well as anticipated future losses. The Federal Deposit Insurance Corporation special assessment accrued at June 30, 2009 and paid in September 2009 was $422,000. The special assessment was based on the Bank's June 30, 2009 Total Assets minus Tier 1 Capital multiplied by five basis points. The increase in other miscellaneous expenses was mainly due to a $49,000 recovery of previously expensed consulting fees relating to litigation reimbursement in the 2008 period, along with increases of $40,000 in consulting fees due to costs associated with information systems testing, an insurance coverage adequacy review, and branch feasibility studies, as well as increases of $20,000 in stationery, printing and supplies and $45,000 in correspondent bank service fees.

Income taxes totaled $931,000 and $1.16 million during the six months ended September 30, 2009 and 2008, respectively. The decrease of $226,000, or 19.5% during the 2009 period resulted from lower pre-tax income, coupled with a decrease in the overall effective income tax rate which was 30.1% in the 2009 period, compared with 31.7% for 2008. The Company's effective tax rate decreases when overall income decreases, as tax exempt income recognized from the increase in cash surrender value of bank owned life insurance accounts for a larger percentage of overall income.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $96.0 million, or 9.4% of total assets at September 30, 2009 as compared to $139.3 million, or 14.5% of total assets at March 31, 2009.

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

Cash was generated by operating and financing activities during the three months ended September 30, 2009. The primary sources of cash were net income and a net increase in deposits. The Company declared and paid a cash dividend during the three months ended September 30, 2009, totaling $460,000. Dividends declared and paid totaled $921,000 during the six months ended September 30, 2009.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

The Company's primary investing activities are lending and the purchases of securities. Net loans amounted to $487.8 million and $468.5 million at September 30, 2009 and March 31, 2009, respectively. Securities, including available for sale and held to maturity issues, totaled $466.2 million and $394.4 million at September 30, 2009 and March 31, 2009, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments and maturities on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow funds from the FHLB up to approximately $94.9 million under an overnight line of credit, and $94.9 million under a one-month adjustable-rate line of credit agreement. The Bank's membership in FHLB also provides access to additional sources of borrowed funds based on the Bank's ability to collateralize such borrowings. At September 30, 2009, advances from the FHLB amounted to $142.4 million at a weighted average rate of 3.65%. Additionally, the Company has the ability to borrow funds at the Bank of America and PNC Capital Markets under unsecured overnight lines of credit.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2009, the Bank had outstanding commitments to originate loans totaling approximately $9.8 million, which included $8.2 million for fixed-rate mortgage loans with interest rates ranging from 4.375% to 5.250%, $1.5 million for adjustable rate mortgage loans with initial rate ranging from 4.875% to 6.500%, $76,000 for fixed-rate second mortgage loans with interest rates ranging from 6.00% to 6.25%, and $30,000 for an adjustable rate home equity line of credit with an initial interest rate of 4.50%.

At September 30, 2009, the Bank had outstanding commitments to purchase $1.4 million for adjustable rate mortgage loans with existing rates ranging from 4.875% to 5.125%. In addition, the Bank had outstanding commitments to purchase a $500,000 participation in a $3.0 million construction loan, and a $500,000 participation in a $6.5 million construction loan, with adjustable interest rates of 2.75% and 2.50%, respectively, over the one month London Interbank Offering Rate with floors of 6.00% and 6.25%, respectively. Also, the Bank has a commitment to purchase a $500,000 participation in a $1.7 million construction loan with an adjustable interest rate at the Prime Rate with a floor of 5.25%.

At September 30, 2009, undisbursed funds from customer approved unused lines of credit under a homeowners' equity lending program amounted to approximately $3.2 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Certificates of deposit scheduled to mature in one year or less at September 30, 2009, totaled $403.7 million, or 75.3% of our certificates of deposit. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances scheduled to mature in one year or less at September 30, 2009, totaled $22.4 million.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at 1.5% and core capital equal of at least 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal of at least 8.0% of its risk-weighted assets.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

The following table sets forth the Bank's capital position at September 30, 2009, as compared to the minimum regulatory capital requirements:

                                                                                          OTS Requirements
                                                                      ------------------------------------------------------
                                                                           Minimum Capital          For Classification as
                                                 Actual                       Adequacy                Well-Capitalized
                                       ---------------------------    --------------------------   -------------------------
                                           Amount         Ratio          Amount         Ratio        Amount        Ratio
                                       ---------------- ----------    -------------   ----------   ------------  -----------
                                                                      (Dollars In Thousands)
    Total capital
       (to risk-weighted assets)             $152,872      41.25 %        $29,650         8.00 %      $37,062        10.00 %
    Tier 1 capital
       (to risk-weighted assets)              150,822      40.69           14,825         4.00         22,237         6.00
    Core (tier 1) capital
       (to adjusted total assets)             150,822      15.02           40,170         4.00         50,212         5.00
    Tangible capital
       (to adjusted tangible assets)          150,822      15.02           15,064         1.50              -            -


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

The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Report. The following table sets forth the Bank's NPV as of June 30, 2009, the most recent date the Bank's NPV was calculated by the OTS. Given the current economic environment, the Bank expects that its NPV values as of September 30, 2009 may decline from those listed below. However, any such declines are currently expected to be immaterial. This data is for the Bank and its subsidiary only and does not include any assets of the Company.

                                                                              Net Portfolio Value as % of
                                       Net Portfolio Value                     Present Value of Assets
  Basis Points ("bp")    ----------------------------------------------  -------------------------------------
   Change in Rates          $ Amount        $ Change       % Change          NPV Ratio           Change
-----------------------  ---------------  ------------- ---------------  ----------------  -------------------
                                              (Dollars in Thousands)
         300 bp               $  97,988      $ (59,370)        (38)%           10.44 %              (500)bp
                         ---------------  ------------- ---------------  ----------------  -------------------
         200                    120,141        (37,217)        (24)            12.42                (302)
                         ---------------  ------------- ---------------  ----------------  -------------------
         100                    141,000        (16,359)        (10)            14.17                (127)
                         ---------------  ------------- ---------------  ----------------  -------------------
          50                    150,071         (7,287)         (5)            14.89                 (55)
                         ---------------  ------------- ---------------  ----------------  -------------------
          0                     157,358              -           -             15.45                   -
                         ---------------  ------------- ---------------  ----------------  -------------------
         (50)                   162,217          4,859           3             15.78                  34
                         ---------------  ------------- ---------------  ----------------  -------------------
        (100)                   164,951          7,593           5             15.95                  51
                         ---------------  ------------- ---------------  ----------------  -------------------

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

                  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A: Risk Factors
         ------------

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2009 as filed with Securities and Exchange Commission on June 12, 2009, which could materially affect our business, financial condition or future results. As of September 30, 2009, the risk factors of the Company have not changed materially from those recorded in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         ------------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended September 30, 2009.

                                                                               TOTAL NUMBER            MAXIMUM
                                                                                 OF SHARES         NUMBER OF SHARES
                                              TOTAL                             PURCHASED AS        THAT MAY YET BE
                                            NUMBER OF        AVERAGE         PART OF PUBLICLY     PURCHASED UNDER
                                             SHARES         PRICE PAID        ANNOUNCED PLAN         THE PLANS OR
                PERIOD                     PURCHASED (1)    PER SHARE           OR PROGRAMS            PROGRAMS
---------------------------------------   --------------- --------------   -------------------   -------------------
July 1 - July 31, 2009                           -               -                 -                     291,278
August 1 - August 31, 2009                       -               -                 -                     291,278
September 1 - September 30, 2009               14,619         $10.29             14,619                  276,659
                                           -----------                        ------------
                TOTAL                          14,619         $10.29             14,619
                                           ===========                        ============

---------------------------------------
(1) On February 24, 2009, the Company announced that the Board of Directors had approved its eighth stock repurchase program authorizing the Company to repurchase up to 350,000 shares of the Company's common stock.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     PART II


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         None.


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On August 13, 2009, the Company held its annual meeting of stockholders. John H. Peto and Joseph C. Smith were elected to serve as directors with terms expiring in 2012. The Company's stockholders also ratified the appointment of Beard Miller Company LLP as the Company's independent registered public accounting firm for the year ended March 31, 2010.

The following are the results of the annual meeting:

ELECTION OF DIRECTORS.

                                                         NUMBER
           NOMINEES FOR                  ------------------------------------
         THREE YEAR TERMS                     FOR                WITHHELD
------------------------------------     ---------------      ---------------
         John H. Peto                      25,180,595             296,626
        Joseph C. Smith                    25,136,136             341,085


RATIFICATION OF INDEPENDENT AUDITORS.

     FOR                AGAINST             ABSTAIN
---------------     ----------------     ---------------

   25,300,039            124,666             52,516


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



                                 CLIFTON SAVINGS BANCORP, INC.


Date: November 6, 2009           By: /s/ John A. Celentano, Jr.
                                     ------------------------------------------
                                     John A. Celentano, Jr.
                                     Chairman of the Board and Chief Executive
                                      Officer
                                     (Principal Executive Officer)


Date: November 6, 2009           By: /s/ Christine R. Piano
                                     ------------------------------------------
                                     Christine R. Piano
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Chief Accounting
                                      Officer)