Form 10-Q
period 2009-12-31
CLIFTON SAVINGS BANCORP INC
filed 2010-02-09
CIK 1240581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2009
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-50358
                                               -------

                          CLIFTON SAVINGS BANCORP, INC.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        UNITED STATES                                         34-1983738
-----------------------------------                      ---------------------
 (State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

1433 VAN HOUTEN AVENUE, CLIFTON, NEW JERSEY                     07015
-------------------------------------------                  ------------
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

Non-Accelerated Filer |_|                        Smaller reporting company |_|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

The number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2010: 26,484,774 shares outstanding.

                                  CLIFTON SAVINGS BANCORP, INC.
                                        AND SUBSIDIARIES

                                              INDEX

                                                                                                                  Page
PART I - FINANCIAL INFORMATION                                                                                   Number
                                                                                                              -------------
        Item 1:      Financial Statements

                     Consolidated Statements of Financial Condition (Unaudited)
                     at December 31, 2009 and March 31, 2009                                                       1

                     Consolidated Statements of Income (Unaudited) For the Three
                     and Nine months Ended December 31, 2009 and 2008                                              2

                     Consolidated Statements of Comprehensive Income (Unaudited) For the
                     Three and Nine months Ended December 31, 2009 and 2008                                        3

                     Consolidated Statements of Cash Flows (Unaudited) For the
                     Nine months Ended December 31, 2009 and 2008                                                4 - 5

                     Notes to Consolidated Financial Statements                                                  6 - 14

        Item 2:      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                              15 - 23

        Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                 24 - 25

        Item 4:      Controls and Procedures                                                                       26


PART II - OTHER INFORMATION

         Item 1:     Legal Proceedings                                                                             27

         Item 1A:    Risk Factors                                                                                  27

         Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds                                   27

         Item 3:     Defaults Upon Senior Securities                                                               28

         Item 4:     Submission of Matters to a Vote of Security Holders                                           28

         Item 5:     Other Information                                                                             28

         Item 6:     Exhibits                                                                                      29


SIGNATURES                                                                                                         30


                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         ----------------------------------------------
                   (In Thousands, Except Share and Per Share Data, Unaudited)

                                                                      December 31, March 31,
ASSETS                                                                   2009        2009
------                                                                ----------- ------------
Cash and due from banks                                               $   18,874  $    39,669
Interest-bearing deposits in other banks                                   8,024       11,457
                                                                      ----------- ------------
          Total cash and cash equivalents                                 26,898       51,126
Securities available for sale, at fair value:
    Investment                                                            15,097       10,037
    Mortgage-backed                                                       61,506       78,122
Securities held to maturity, at cost:
    Investment, fair value of $134,180
          and $75,754, respectively                                      134,968       74,997
    Mortgage-backed, fair value of $297,355
          and $240,173, respectively                                     289,174      231,218

Loans receivable                                                         485,635      470,200
Allowance for loan losses                                                 (2,050)      (1,700)
                                                                      ----------- ------------
          Net loans                                                      483,585      468,500
                                                                      ----------- ------------

Bank owned life insurance                                                 22,629       21,948
Premises and equipment                                                     9,731        9,306
Federal Home Loan Bank of New York stock                                   7,600        7,740
Interest receivable                                                        4,076        4,313
Other assets                                                               4,903        2,463
                                                                      ----------- ------------
          Total assets                                                $1,060,167  $   959,770
                                                                      =========== ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
    Deposits:
       Non-interest bearing                                           $    6,352  $     5,263
       Interest bearing                                                  735,868      628,319
                                                                      ----------- ------------
          Total deposits                                                 742,220      633,582

    Advances from Federal Home Loan Bank of New York                     133,581      144,272
    Advance payments by borrowers for taxes and insurance                  5,042        4,825
    Other liabilities and accrued expenses                                 4,086        3,927
                                                                      ----------- ------------
          Total liabilities                                              884,929      786,606
                                                                      ----------- ------------

Stockholders' equity
    Preferred stock (par value $0.01), authorized 1,000,000
          shares; issued and outstanding - none                                -            -
    Common stock (par value $0.01), authorized 75,000,000
          shares; 30,530,470 shares issued; 26,525,145 shares outstanding at December 31, 2009; 26,732,607 shares outstanding at
          March 31, 2009                                                     305          305
    Paid-in capital                                                      135,937      135,180
    Deferred compensation obligation under Rabbi Trust                       228          209
    Retained earnings                                                     87,662       84,889
    Treasury stock, at cost; 4,005,325 shares at December 31, 2009
          and 3,797,863 shares at March 31, 2009                         (43,906)     (41,925)
    Common stock acquired by Employee Stock Ownership Plan                (6,595)      (7,144)
    Accumulated other comprehensive income                                 1,794        1,809
    Stock held by Rabbi Trust                                               (187)        (159)
                                                                      ----------- ------------
          Total stockholders' equity                                     175,238      173,164
                                                                      ----------- ------------
          Total liabilities and stockholders' equity                  $1,060,167  $   959,770
                                                                      =========== ============
See notes to consolidated financial statements.


                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                 ----------------------------------------------
                           (In Thousands, Except Share and Per Share Data, Unaudited)

                                                                   Three Months                     Nine Months
                                                                Ended December 31,                Ended December 31,
                                                          --------------------------------  -------------------------------
                                                               2009             2008            2009             2008
                                                          ---------------  ---------------  --------------  ---------------
Interest income:
    Loans                                                  $       6,201    $       6,245    $     18,423    $      17,860
    Mortgage-backed securities                                     4,371            4,292          12,696           11,982
    Investment securities                                            663              758           2,052            2,851
    Other interest-earning assets                                    120               87             347              613
                                                          ---------------  ---------------  --------------  ---------------
             Total interest income                                11,355           11,382          33,518           33,306
                                                          ---------------  ---------------  --------------  ---------------
Interest expense:
    Deposits                                                       4,182            5,056          13,783           15,114
    Advances                                                       1,302            1,450           4,055            4,451
                                                          ---------------  ---------------  --------------  ---------------
             Total interest expense                                5,484            6,506          17,838           19,565
                                                          ---------------  ---------------  --------------  ---------------
Net interest income                                                5,871            4,876          15,680           13,741
Provision for loan losses                                              -                -             433              115
                                                          ---------------  ---------------  --------------  ---------------
Net interest income after provision for loan losses                5,871            4,876          15,247           13,626
                                                          ---------------  ---------------  --------------  ---------------
Non-interest income:
    Fees and service charges                                          56               48             170              150
    Bank owned life insurance                                        227              232             682              688
    Other                                                              6                8              19               25
                                                          ---------------  ---------------  --------------  ---------------
             Total non-interest income                               289              288             871              863
                                                          ---------------  ---------------  --------------  ---------------
Non-interest expenses:
    Salaries and employee benefits                                 1,637            1,660           5,168            5,073
    Occupancy expense of premises                                    325              278             863              767
    Equipment                                                        251              221             693              641
    Directors' compensation                                          196              229             643              713
    Legal                                                             54               51             159               53
    Advertising                                                       81               49             220              223
    Federal insurance premium                                        166               23             986               63
    Other                                                            456              384           1,296            1,034
                                                          ---------------  ---------------  --------------  ---------------
             Total non-interest expenses                           3,166            2,895          10,028            8,567
                                                          ---------------  ---------------  --------------  ---------------
Income before income taxes                                         2,994            2,269           6,090            5,922
Income taxes                                                       1,012              724           1,943            1,881
                                                          ---------------  ---------------  --------------  ---------------
Net income                                                 $       1,982    $       1,545    $      4,147    $       4,041
                                                          ===============  ===============  ==============  ===============
Net income per common share:
    Basic                                                  $        0.08    $        0.06    $       0.16    $        0.15
                                                          ===============  ===============  ==============  ===============
    Diluted                                                $        0.08    $        0.06    $       0.16    $        0.15
                                                          ===============  ===============  ==============  ===============
Dividends per common share                                 $        0.05    $        0.05    $       0.15    $        0.15
                                                          ===============  ===============  ==============  ===============

Weighted average number of common shares and
  common stock equivalents outstanding:
    Basic                                                     25,939,596       26,054,266      25,993,452       26,168,305
                                                          ===============  ===============  ==============  ===============
    Diluted                                                   25,939,596       26,135,932      25,993,452       26,213,994
                                                          ===============  ===============  ==============  ===============

See notes to consolidated financial statements.
                                                                -2-

                                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 ----------------------------------------------
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            (In Thousands, Unaudited)

                                                                              Three Months                 Nine Months
                                                                           Ended December 31,           Ended December 31,
                                                                       --------------------------  ---------------------------
                                                                           2009         2008           2009          2008
                                                                       ------------- ------------  -------------  ------------
Net income                                                               $    1,982   $    1,545     $    4,147    $    4,041
                                                                       ------------- ------------  -------------  ------------
Other comprehensive income (loss):
    Gross unrealized holding gain (loss) on securities available for sale, net of income (benefit) taxes of $(190) and $917,
      $(23) and $387, respectively                                             (286)       1,379            (35)          582
    Benefit plans, net of income taxes of $4 and $8,
      $13 and $24, respectively                                                   7           12             20            36
                                                                       ------------- ------------  -------------  ------------
Other comprehensive (loss) income                                              (279)       1,391            (15)          618
                                                                       ------------- ------------  -------------  ------------
Comprehensive income                                                     $    1,703   $    2,936     $    4,132    $    4,659
                                                                       ============= ============  =============  ============

See notes to consolidated financial statements.

                               CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                               ----------------------------------------------
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In Thousands, Unaudited)

                                                                                              Nine Months
                                                                                           Ended December 31,
                                                                                       --------------------------
                                                                                           2009          2008
                                                                                       ------------  ------------
Cash flows from operating activities:
    Net income                                                                           $   4,147     $   4,041
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of premises and equipment                                 352           365
       Net (accretion) amortization  of deferred fees and costs, premiums and discounts       (103)           82
       Amortization component of net periodic benefit cost                                      33            58
       Provision for loan losses                                                               433           115
       Decrease in interest receivable                                                         236           432
       Deferred income tax benefit                                                            (108)         (105)
       (Increase) decrease in other assets                                                  (2,322)          269
       (Decrease) in accrued interest payable                                                  (44)           (2)
       Increase (decrease) in other liabilities                                                203          (105)
       Increase in cash surrender value of bank owned life insurance                          (682)         (688)
       ESOP shares committed to be released                                                    562           584
       Restricted stock expense                                                                706           797
       Stock option expense                                                                     66           206
       Increase in deferred compensation obligation under Rabbi Trust                           19            23
                                                                                       ------------  ------------
          Net cash provided by operating activities                                          3,498         6,072
                                                                                       ------------  ------------

Cash flows from investing activities: Proceeds from calls, maturities and repayments of:
       Mortgage-backed securities available for sale                                        16,570         8,562
       Investment securities held to maturity                                               45,000        50,000
       Mortgage-backed securities held to maturity                                          55,117        21,843
    Redemptions of Federal Home Loan Bank of New York stock                                    796           960
    Purchases of:
       Investment securities available for sale                                             (5,000)            -
       Investment securities held to maturity                                             (104,967)            -
       Mortgage-backed securities held to maturity                                        (112,911)      (87,539)
       Loans receivable                                                                     (2,801)       (3,828)
       Premises and equipment                                                                 (778)         (478)
       Federal Home Loan Bank of New York stock                                               (656)       (1,255)
    Net (increase) in loans receivable                                                     (12,850)      (41,684)
                                                                                       ------------  ------------
          Net cash used in investing activities                                           (122,480)      (53,419)
                                                                                       ------------  ------------

See notes to consolidated financial statements.

                         CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                         ----------------------------------------------
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                    (In Thousands, Unaudited)
                                                                                              Nine Months
                                                                                           Ended December 31,
                                                                                       --------------------------
                                                                                           2009          2008
                                                                                       ------------  ------------
Cash flows from financing activities:
    Net increase in deposits                                                            $  108,638    $   31,081
    Proceeds from long-term advances from Federal Home Loan Bank of New York                     -        25,000
    Principal payments on advances from Federal Home Loan Bank of New York                 (10,691)      (20,994)
    Net increase in payments by borrowers for taxes and insurance                              217           419
    Minority dividends paid                                                                 (1,374)       (1,410)
    Purchase of treasury stock                                                              (2,005)       (5,573)
    Income (benefit) taxes from stock based compensation                                       (31)           76
                                                                                       ------------  ------------
          Net cash provided by financing activities                                         94,754        28,599
                                                                                       ------------  ------------

Net (decrease) in cash and cash equivalents                                                (24,228)      (18,748)
Cash and cash equivalents - beginning                                                       51,126        52,231
                                                                                       ------------  ------------
Cash and cash equivalents - ending                                                      $   26,898    $   33,483
                                                                                       ============  ============
Supplemental information:
    Cash paid during the period for:
       Interest on deposits and borrowings                                              $   17,882    $   19,566
                                                                                       ============  ============
       Income taxes paid, net of refunds                                                $    1,947    $    1,851
                                                                                       ============  ============

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

2. BASIS OF PRESENTATION
------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine month period ended December 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended March 31, 2009, which are included in the Company's 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 12, 2009.

In preparing these consolidated financial statements, the Company has evaluated subsequent events and transactions that occurred after December 31, 2009 through February 9, 2010.

3. EARNINGS PER SHARE (EPS)
---------------------------

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and nine months ended December 31, 2009, does not include incremental shares related to outstanding stock options due to their anti-dilutive impact. The calculation of diluted EPS for the three and nine months ended December 31, 2008, includes incremental shares related to outstanding stock options of 81,666 and 45,689, respectively. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

4. DIVIDEND WAIVER
------------------

During the three and nine months ended December 31, 2009 and 2008, Clifton MHC ("MHC"), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Office of Thrift Supervision ("OTS"), to receive cash dividends of approximately $840,000 and $2.5 million, respectively, on the shares of Company common stock it owned during those periods. The cumulative amount of dividends waived by the MHC through December 31, 2009 was $18.3 million. The dividends waived are considered as a restriction on the retained earnings of the Company.

5. STOCK REPURCHASE PLANS
-------------------------

On February 24, 2009, the Company's Board of Directors authorized the Company's eighth repurchase plan for up to 350,000 shares of the Company's outstanding common stock, representing approximately 3% of the outstanding shares owned by entities other than the MHC on that date. During the three and nine months ended December 31, 2009, 151,593 and 191,099 shares were repurchased under this plan, respectively, at a total cost of approximately $1.4 million, or $9.44 per share, and $1.8 million, or $9.57 per share, respectively. At December 31, 2009, there remained 125,066 shares to be purchased under this eighth stock repurchase program.

6. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST
----------------------------------------------------------

Periodic pension expense for the director's and former President's retirement plans were as follows:

                                                      Three Months Ended               Nine Months Ended
                                                         December 31,                     December 31,
                                                -------------------------------  ------------------------------
                                                    2009             2008            2009            2008
                                                --------------   --------------  --------------  --------------
                                                                       (In Thousands)
Service cost                                      $        21      $        22     $        61     $        66
Interest cost                                              38               36             114             108
Amortization of past service cost                          13               22              37              66
Amortization of unrecognized net (gain)                    (2)              (2)             (4)             (6)
                                                --------------   --------------  --------------  --------------

Net periodic benefit cost                         $        70      $        78     $       208     $       234
                                                ==============   ==============  ==============  ==============

                        CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ------------------------------------------

7. INVESTMENT SECURITIES
------------------------
                                                                            DECEMBER 31, 2009
                                                           -------------------------------------------------------
                                                                            GROSS         GROSS
                                                            AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                              COST          GAINS         LOSSES        VALUE
                                                           ------------  ------------- ------------- -------------
                                                                              (IN THOUSANDS)
Available for sale:
   Debt securities:
      U.S. Government (including agencies) maturing:
           After one but within five years                   $  15,000      $      97     $       -    $   15,097
                                                           ------------  ------------- ------------- -------------
                                                             $  15,000      $      97     $       -    $   15,097
                                                           ============  ============= ============= =============
HELD TO MATURITY:
   Debt securities:
      U.S. Government (including agencies) maturing:
           After one but within five years                   $  75,000      $     203     $     152    $   75,051
           After five but within ten years                      24,983              -           228        24,755
           After ten years                                      34,985              -           611        34,374
                                                           ------------  ------------- ------------- -------------
                                                             $ 134,968      $     203     $     991    $  134,180
                                                           ============  ============= ============= =============

There were no sales of investment securities available for sale or held to maturity during the three and nine months ended December 31, 2009.

The age of gross unrealized losses and the fair value of related investment securities were as follows:
                                               LESS THAN 12 MONTHS      12 MONTHS OR MORE              TOTAL
                                           ------------------------- ------------------------ ------------------------
                                                          GROSS                    GROSS                     GROSS
                                                        UNREALIZED               UNREALIZED                UNREALIZED
                                           FAIR VALUE     LOSSES     FAIR VALUE    LOSSES     FAIR VALUE     LOSSES
                                           ------------ ------------ ----------- ------------ ------------ -----------
                                                                       (IN THOUSANDS)
December 31, 2009:
U.S. Government (including agencies):
    Held to maturity                          $ 78,977     $    991     $     -      $     -     $ 78,977     $   991
                                           ------------ ------------ ----------- ------------ ------------ -----------
                                              $ 78,977     $    991     $     -      $     -     $ 78,977     $   991
                                           ============ ============ =========== ============ ============ ===========

Management does not believe that any of the unrealized losses at December 31, 2009 (sixteen investment securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of its amortized cost.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

8. MORTGAGE-BACKED SECURITIES
-----------------------------
                                                                        DECEMBER 31, 2009
                                                     --------------------------------------------------------
                                                                      GROSS          GROSS
                                                      AMORTIZED     UNREALIZED    UNREALIZED        FAIR
                                                         COST         GAINS         LOSSES         VALUE
                                                     ------------- -------------  ------------  -------------
                                                                        (IN THOUSANDS)
AVAILABLE FOR SALE:
    Federal Home Loan Mortgage Corporation              $  26,047       $ 1,301      $      -      $  27,348
    Federal National Mortgage Association                  32,506         1,652             -         34,158
                                                     ------------- -------------  ------------  -------------
                                                        $  58,553       $ 2,953      $      -      $  61,506
                                                     ============= =============  ============  =============
HELD TO MATURITY:
    Federal Home Loan Mortgage Corporation              $ 122,766       $ 5,349      $    244      $ 127,871
    Federal National Mortgage Association                 104,117         2,953           344        106,726
    Governmental National Mortgage Association             62,291           617           150         62,758
                                                     ------------- -------------  ------------  -------------
                                                        $ 289,174       $ 8,919      $    738      $ 297,355
                                                     ============= =============  ============  =============

Contractual maturity data for mortgage-backed securities is as follows:

                                                          DECEMBER 31, 2009
                                                     ---------------------------
                                                      AMORTIZED
                                                         COST       FAIR VALUE
                                                     ------------- -------------
                                                           (IN THOUSANDS)
AVAILABLE FOR SALE:
    Due after five through ten years                  $    14,328   $    15,016
    Due after ten years                                    44,225        46,490
                                                     ------------- -------------
                                                      $    58,553   $    61,506
                                                     ============= =============
HELD TO MATURITY:
    Due within one year                               $         8   $         8
    Due after one through five years                          196           208
    Due after five through ten years                       18,973        19,866
    Due after ten years                                   269,997       277,273
                                                     ------------- -------------
                                                      $   289,174   $   297,355
                                                     ============= =============

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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


8. MORTGAGE-BACKED SECURITIES (CONT'D)
--------------------------------------

The age of gross unrealized losses and the fair value of related mortgage-backed securities were as follows:

                                                        LESS THAN 12 MONTHS        12 MONTHS OR MORE                TOTAL
                                                     -------------------------  ------------------------  -------------------------
                                                                     GROSS                     GROSS                      GROSS
                                                                   UNREALIZED                UNREALIZED                UNREALIZED
                                                     FAIR VALUE      LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                                                     ------------  -----------  -----------  -----------  ------------ ------------
                                                                                  (IN THOUSANDS)
December 31, 2009:
Held to maturity:
    Federal Home Loan Mortgage Corporation              $  9,687     $    243      $   340      $     1      $ 10,027     $    244
    Federal National Mortgage Association                 26,992          337        1,131            7        28,123          344
    Governmental National Mortgage Association            27,666          149           74            1        27,740          150
                                                     ------------  -----------  -----------  -----------  ------------ ------------
                                                        $ 64,345     $    729      $ 1,545      $     9      $ 65,890     $    738
                                                     ============  ===========  ===========  ===========  ============ ============

Management does not believe that any of the unrealized losses at December 31, 2009 (five GNMA, five FHLMC, and fifteen FNMA mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of its amortized cost.

There were no sales of mortgage-backed securities available for sale or held to maturity during the three and nine months ended December 31, 2009.

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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)
-----------------------------------------------

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and March 31, 2009 are as follows:

                                                                     (LEVEL 1)     (LEVEL 2)
                                                                   QUOTED PRICES  SIGNIFICANT     (LEVEL 3)
                                                                     IN ACTIVE      OTHER        SIGNIFICANT
                                                    CARRYING        MARKETS FOR    OBSERVABLE    UNOBSERVABLE
DESCRIPTION                                           VALUE       IDENTICAL ASSETS  INPUTS         INPUTS
------------------------------------------------   ------------  ----------------- ---------    ------------
                                                                      (IN THOUSANDS)
DECEMBER 31, 2009:
Securities available for sale:
    Mortgage-backed securities:
       Federal Home Loan Mortgage Corporation         $ 27,348        $      -       $ 27,348         $     -
       Federal National Mortgage Association            34,158               -         34,158               -
    U.S. Government (including agencies)                15,097               -         15,097               -
                                                   ------------   -------------   ------------    ------------
          Total securities available for sale         $ 76,603        $      -       $ 76,603         $     -
                                                   ============   =============   ============    ============
MARCH 31, 2009:
Securities available for sale:
    Mortgage-backed securities:
       Federal Home Loan Mortgage Corporation         $ 34,823        $      -       $ 34,823         $     -
       Federal National Mortgage Association            43,299               -         43,299               -
    U.S. Government (including agencies)                10,037               -         10,037               -
                                                   ------------   -------------   ------------    ------------
          Total securities available for sale         $ 88,159        $      -       $ 88,159         $     -
                                                   ============   =============   ============    ============

There are no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2009 and March 31, 2009.

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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)
-----------------------------------------------

SECURITIES

The fair value of all securities, whether classified as available for sale (carried at fair value) or held to maturity (carried at cost), is determined by reference to quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Securities that we measure on a recurring basis are limited to our available-for-sale portfolio. The fair values of these securities are obtained from quotes received from an independent broker. The Company's broker provides it with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available.

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

As of December 31, 2009 and March 31, 2009, the fair value of the commitments to extend credit were not considered to be material.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)
-----------------------------------------------

The carrying amounts and fair values of financial instruments are as follows:

                                                      DECEMBER 31, 2009
                                               ---------------------------------
                                                  CARRYING
                                                    VALUE         FAIR VALUE
                                               ---------------- ----------------
                                                         (IN THOUSANDS)
Financial assets:
    Cash and cash equivalents                     $   26,898       $   26,898
    Securities available for sale:
        Investment                                    15,097           15,097
        Mortgage-backed                               61,506           61,506
    Securities held to maturity:
        Investment                                   134,968          134,180
        Mortgage-backed                              289,174          297,355
    Net loans receivable                             483,585          490,148
    Federal Home Loan Bank of New York stock           7,600            7,600
    Interest receivable                                4,076            4,076
Financial liabilities:
    Deposits                                         742,220          746,598
    FHLB advances                                    133,581          141,300
    Interest payable                                     510              510


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

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820)". The amendments with ASU 2010-06 require new disclosures as follows: (1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.(2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: (1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.This update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from MAJOR CATEGORIES of assets to CLASSES of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company's does not expect this new standard will have a material impact on its consolidated financial statements.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 47.2% and 45.6%, respectively, of total assets at December 31, 2009, as compared to 41.1% and 48.8%, respectively, at March 31, 2009. Cash and cash equivalents decreased to 2.5% of total assets at December 31, 2009, as compared to 5.3% at March 31, 2009. The Company's investment and mortgage-backed securities portfolios consist of only U.S. government-sponsored or guaranteed enterprises.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York ("FHLB"). Deposits increased $108.6 million, or 17.1%, between March 31, 2009 and December 31, 2009, and borrowed funds decreased by $10.7 million, or 7.4%, during this period. Borrowed funds totaled $133.6 million at December 31, 2009 as compared to $144.3 million at March 31, 2009. During the nine months ended December 31, 2009, $10.7 million of long-term borrowings were repaid in accordance with their original terms, while one $7.0 million short-term borrowing at a rate of 0.54% was originated and repaid during the period.

Net interest income increased $995,000, or 20.4%, during the three months ended December 31, 2009, when compared with the same 2008 period. The increase in net interest income was due to a $1.0 million decrease in total interest expense coupled with a decrease in total interest income of $27,000. Average interest-earning assets increased $102.9 million, or 11.7%, during the three months ended December 31, 2009, while average interest-bearing liabilities increased $111.0 million, or 15.0%. The $8.1 million decrease in average net interest-earning assets was mainly attributable

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

to an increase of $123.3 million in average interest-bearing deposits, partially offset by increases of $102.9 million in average interest-earning assets and a decrease of $12.3 million in average borrowings. The net interest rate spread increased 37 basis points during the three months ended December 31, 2009 to 2.05% from 1.68%. This was due to a 93 basis point decrease in the cost of interest-bearing liabilities which was partially offset by a decrease of 56 basis points in the yield earned on interest-earning assets. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended December 31, 2009, non-interest income increased $1,000, or 0.35%, to $289,000, as compared with $288,000 for the same 2008 period. There was no provision for loan losses recorded during the three months ended December 31, 2009 and 2008, and non-interest expenses increased $271,000, or 9.4% between periods.

CHANGES IN FINANCIAL CONDITION

The Company's assets at December 31, 2009 totaled $1.06 billion, which represents an increase of $100.4 million or 10.5% as compared with $959.8 million at March 31, 2009.

Cash and cash equivalents decreased $24.2 million, or 47.4% to $26.9 million at December 31, 2009 as compared to $51.1 million at March 31, 2009, as funds were redeployed into higher yielding assets.

Securities available for sale at December 31, 2009 decreased $11.6 million, or 13.2% to $76.6 million from $88.2 million at March 31, 2009. The decrease during the nine months ended December 31, 2009 resulted primarily from repayments totaling $16.6 million, and a decrease in the unrealized gain of $58,000 on the portfolio, partially offset by a purchase of $5.0 million.

Securities held to maturity at December 31, 2009 increased $117.9 million or 38.5% to $424.1 million from $306.2 million at March 31, 2009. The increase during the nine months ended December 31, 2009, resulted primarily from purchases of securities totaling $217.9 million partially offset by maturities, calls and repayments totaling $100.0 million.

Net loans at December 31, 2009 increased $15.1 million or 3.2% to $483.6 million when compared with $468.5 million at March 31, 2009. The increase during the nine months ended December 31, 2009, resulted primarily from internal origination and refinance volume, primarily in residential real estate loans, which more than offset repayment levels. The largest increase in the loan portfolio was in residential real estate loans which increased $14.4 million, or 3.3%.

Total liabilities increased $98.3 million, or 12.5% to $884.9 million at December 31, 2009 from $786.6 million at March 31, 2009. Deposits at December 31, 2009 increased $108.6 million, or 17.1% to $742.2 million when compared with $633.6 million at March 31, 2009, as the Bank continued to offer very competitive rates on its deposit products and opened a new branch office in November 2009. Borrowed funds decreased $10.7 million, or 7.4% to $133.6 million at December 31, 2009, as compared with $144.3 million at March 31, 2009. During the period ended December 31, 2009, $10.7 million of long-term borrowings were repaid in accordance with their original terms. At December 31, 2009, the Company's remaining borrowings of $133.6 million had an average interest rate of 3.81%.

Stockholders' equity totaled $175.2 million and $173.2 million at December 31, 2009 and March 31, 2009, respectively. The increase of $2.0 million, or 1.2%, for the nine months ended December 31, 2009, resulted primarily from net income of $4.1 million, ESOP shares committed to be released of $562,000,

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


CHANGES IN FINANCIAL CONDITION (CONT'D)

and $741,000 for stock options and restricted stock awards earned under the Company's 2005 Equity Incentive Plan and related tax benefits, partially offset by the repurchase of approximately 210,000 shares of Company common stock for an aggregate of $2.0 million and aggregate cash dividends paid of $1.4 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Net income increased $437,000, or 28.3% to $1.98 million for the three months ended December 31, 2009 compared with $1.55 million for the same 2008 period. The increase in net income during the 2009 period primarily was the result of an increase in net interest income of $1.0 million mostly due to a decrease in interest expense of $1.0 million, partially offset by an increase in non interest expense of $271,000 and an increase of $288,000 in income taxes.

Interest income on loans decreased by $44,000, or 0.7% to $6.20 million during the three months ended December 31, 2009, when compared with $6.25 million for the same 2008 period. The decrease during the 2009 period resulted from a decrease in the yield earned on the loan portfolio of 24 basis points to 5.10% from 5.34%, partially offset by an increase of $18.4 million, or 3.9% in average balance when compared to the same period in 2008. Interest income on mortgage-backed securities increased $79,000, or 1.8% to $4.37 million during the three months ended December 31, 2009, when compared with $4.29 million for the same 2008 period. The increase during the 2009 period resulted from an increase of $31.6 million, or 9.7% in the average balance of mortgage-backed securities outstanding, partially offset by a decrease in the yield earned on mortgage-backed securities outstanding of 38 basis points to 4.91% from 5.29%. Interest earned on investment securities decreased by $95,000, or 12.5% to $663,000 during the three months ended December 31, 2009, when compared to $758,000 during the same 2008 period, due to a decrease in the average yield of 243 basis points to 2.33% from 4.76%, partially offset by an increase of $50.1 million, or 78.6%, in the average balance when compared to the same period in 2008. Interest earned on other interest-earning assets increased by $33,000, or 37.9% to $120,000 during the three months ended December 31, 2009, when compared to $87,000 during the same 2008 period primarily due to an increase of 36 basis points in yield to 2.00% from 1.64%, coupled with an increase of $2.8 million, or 13.1%, in the average balance of other interest-earning assets.

Interest expense on deposits decreased $874,000, or 17.3% to $4.18 million during the three months ended December 31, 2009, when compared to $5.06 million during the same 2008 period. Such decrease was primarily attributable to a decrease of 109 basis points in the cost of interest-bearing deposits to 2.34% from 3.43%, partially offset by an increase of $123.4 million, or 20.9% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased approximately $148,000, or 10.2% to $1.30 million during the three months ended December 31, 2009 when compared with $1.45 million during the same 2008 period. Such decrease was primarily attributable to a decrease of $12.3 million, or 8.2% in the average balance of borrowings, coupled with a decrease of 9 basis points in the cost of borrowings to 3.77% from 3.86%. The decrease in the cost of borrowings was a result of existing borrowings at higher rates being repaid in accordance with their original terms.

Net interest income increased $995,000 million, or 20.4% during the three months ended December 31, 2009, to $5.87 million when compared to $4.88 million for the same 2008 period. Such increase was due

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (CONT'D.)

to a $1.0 million decrease in total interest expense, partially offset by a decrease in total interest income of $27,000. Average interest-earning assets increased $102.9 million, or 11.7% while average interest-bearing liabilities increased $111.0 million, or 15.0%. The $102.9 million increase in average interest-earning assets was attributable to increases of $18.4 million in average loans, $31.6 million in average mortgage-backed securities, $50.1 million in average investment securities and $2.8 million in average other interest earning assets. These assets increased primarily due to the deployment of funds resulting from a significant growth in deposits. The $111.0 million increase in average interest-bearing liabilities was primarily due to an increase of $123.3 million in average interest-bearing deposits partially offset by a decrease of $12.3 million in average borrowings. The net interest rate spread increased 37 basis points to 2.05% as a 56 basis point decrease to 4.63% in the average yield earned on interest-earning assets was more than offset by a decrease of 93 basis points to 2.58% in the average cost of interest-bearing liabilities.

There was no provision for loan losses recorded during the three months ended December 31, 2009 and 2008. The allowance for loan losses is based on management's evaluation of the risk inherent in the Bank's loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At December 31, 2009 and December 31, 2008, the Bank's non-performing loans, all of which were delinquent ninety days or more, and all of which were in a nonaccrual status, totaled $1.9 million and $444,000 respectively, representing 0.39% and 0.10%, respectively, of total gross loans, and 0.18% and 0.05%, respectively, of total assets at the end of each period. At March 31, 2009, nonaccrual loans totaled 870,000, or 0.19% and 0.09% of total gross loans and total assets, respectively. During the three months ended December 31, 2009 and 2008, the Bank did not charge off any loans. At December 31, 2009, non-performing loans consisted of nine loans secured by one- to four-family residential real estate, two loans secured by commercial real estate, and one loan secured by a multi-family dwelling, while at December 31, 2008, non-performing loans consisted of six one- to four-family residential real estate loans. At March 31, 2009, non-performing loans consisted of seven one- to four-family residential real estate loans. All non-performing loans included above are located in the state of New Jersey. Impaired loans totaled $1.7 million and $432,000 at December 31, 2009 and March 31, 2009, respectively. There were no specific reserves required on the impaired loans for both period-ends. The allowance for loan losses amounted to $2.1 million, representing 0.42% of total gross loans at December 31, 2009, $1.7 million, representing 0.36% of total gross loans at March 31, 2009 and $1.6 million, representing 0.33% of total gross loan at December 31, 2008.

Non-interest income increased $1,000, or 0.35% to $289,000 during the three months ended December 31, 2009 as compared to $288,000 for the same 2008 period.

Non-interest expense increased by $271,000, or 9.4% to $3.17 million during the three months ended December 31, 2009, when compared with $2.90 million during the same 2008 period. The components of non-interest expense which experienced the most significant change were federal deposit insurance premiums, occupancy expense and other miscellaneous expenses which increased $143,000, or 621.7%, $47,000, or 16.9%, and $72,000, or 18.8%, respectively. The increase in federal deposit insurance premiums in 2009 was due to an increase in the quarterly assessment rates for all financial institutions.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (CONT'D.)

The increase in occupancy expense was primarily due to costs related to a new branch location opened in November 2009. The increase in other miscellaneous expenses was primarily due to increases of $30,000 in consulting fees, $14,000 in correspondent bank service fees, and $10,000 in stationary, printing and supplies.

Income taxes totaled $1.01 million and $724,000 during the three months ended December 31, 2009 and 2008, respectively. The increase of $288,000, or 39.8% during the 2009 period resulted from higher pre-tax income, coupled with an increase in the overall effective income tax rate which was 33.8% in the 2009 period, compared with 31.9% for 2008. The Company's effective tax rate increases when overall income increases and tax exempt income recognized from the increase in the cash surrender value of bank owned life insurance accounts for a smaller percentage of overall income.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Net income increased $106,000, or 2.6% to $4.15 million for the nine months ended December 31, 2009 compared with $4.04 million for the same 2008 period. The increase in net income during the 2009 period primarily was the result of an increase of net interest income of $1.9 million mostly due to a decrease in interest expense of $1.7 million, partially offset by an increase in provision for loan loss of $318,000 and an increase in non interest expense of $1.5 million.

Interest income on loans increased by $563,000, or 3.2% to $18.42 million during the nine months ended December 31, 2009, when compared with $17.86 million for the same 2008 period. The increase during the 2009 period resulted from an increase in the average loan balance of $28.2 million, or 6.3% when compared to the same period in 2008, partially offset by a decrease in the yield earned on the loan portfolio of 15 basis points to 5.14% from 5.29%. Interest income on mortgage-backed securities increased $714,000, or 6.0% to $12.70 million during the nine months ended December 31, 2009, when compared with $11.98 million for the same 2008 period. The increase during the 2009 period resulted from an increase of $29.9 million, or 9.8% in the average balance of mortgage-backed securities outstanding, partially offset by a decrease of 18 basis points in the average yield earned on mortgage-backed securities to 5.05% from 5.23%. Interest earned on investment securities decreased by $799,000, or 28.0% to $2.05 million during the nine months ended December 31, 2009, when compared to $2.85 million during the same 2008 period, due to a decrease of 202 basis points in average yield to 2.73% from 4.75%, partially offset by an increase of $20.1 million, or 25.1%, in the average balance. Interest earned on other interest-earning assets decreased by $266,000, or 43.4% to $347,000 during the nine months ended December 31, 2009, when compared to $613,000 during the same 2008 period primarily due to a decrease of 66 basis points in average yield to 1.86% from 2.52%, coupled with a decrease of $7.6 million, or 23.5%, in the average balance of other interest-earning assets.

Interest expense on deposits decreased $1.33 million, or 8.8% to $13.78 million during the nine months ended December 31, 2009, when compared to $15.11 million during the same 2008 period. Such decrease was primarily attributable to a decrease of 78 basis points in the average cost of interest-bearing deposits to 2.70% from 3.48%, partially offset by an increase of $100.9 million, or 17.4% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (CONT'D.)

interest rates. Interest expense on borrowed money decreased approximately $396,000, or 8.9% to $4.06 million during the nine months ended December 31, 2009 when compared with $4.45 million during the same 2008 period. Such decrease was primarily attributable to a decrease of $10.1 million, or 6.7% in the average balance of borrowings, coupled with a decrease of 9 basis points in the average cost of borrowings to 3.84% from 3.93%.

Net interest income increased $1.94 million, or 14.1% during the nine months ended December 31, 2009, to $15.68 million when compared to $13.74 million for the same 2008 period. Such increase was due to a $212,000 increase in total interest income, coupled with a decrease in total interest expense of $1.7 million. Average interest-earning assets increased $70.6 million, or 8.1% while average interest-bearing liabilities increased $90.8 million, or 12.4%. The $70.6 million increase in average interest-earning assets was attributable to an increase of $28.2 million in average loans, $29.9 million in average mortgage-backed securities and $20.1 million in average investment securities, partially offset by a decrease of $7.6 million in average other interest-earning assets. Average loans, mortgage-backed and investment securities increased primarily due to the deployment of funds resulting from the growth in deposits into higher yielding assets. The $90.8 million increase in average interest-bearing liabilities consisted of an increase of $100.9 million in average interest-bearing deposits partially offset by a decrease of $10.1 million in average borrowings. The net interest rate spread increased 31 basis points to 1.86% as a 36 basis point decrease to 4.76% in the average yield earned on interest-earning assets was more than offset by a decrease of 67 basis points to 2.90% in the average rate paid on average interest-bearing liabilities.

During the nine months ended December 31, 2009 and 2008, the Bank recorded $433,000 and $115,000, respectively, as a provision for loan losses. The increased provision in the current period was the result of increases in non-performing loans due to worsening economic conditions and, to a lesser extent, the increase in the loan portfolio. See "Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008" for a discussion of non-performing loans at December 31, 2009. During the nine months ended December 31, 2009 and 2008, the Bank charged off $83,000 and $0, respectively. During the period ended December 31, 2009, the $83,000 charge-off represented a partial loss from the restructuring of one residential real estate loan. This was the first loan charge-off recorded by the Bank in more than ten years.

Non-interest income increased $8,000, or 0.9% to $871,000 during the nine months ended December 31, 2009 as compared to $863,000 for the same 2008 period.

Non-interest expense increased by $1.46 million, or 17.0% to $10.03 million during the nine months ended December 31, 2009, when compared with $8.57 million during the same 2008 period. The components of non-interest expense which experienced the most significant change were legal expense, federal deposit insurance premiums, including a special assessment, and other miscellaneous expenses,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (CONT'D.)

which increased by $106,000, or 200.0%, $923,000, or 1,465.1%, and $262,000, or
25.3%, respectively. Legal expense was higher during the nine months ended December 31, 2009 mainly due to a $92,000 insurance recovery of previously expensed legal fees relating to litigation reimbursement in the 2008 period. The increase in federal deposit insurance premiums in 2009 was due to an increase in the quarterly assessment rates for all financial institutions along with a special emergency assessment imposed on order to cover losses of the Deposit Insurance Fund that were incurred from failed institutions, as well as anticipated future losses. The Federal Deposit Insurance Corporation special assessment accrued at June 30, 2009 and paid in September 2009 was $422,000. The special assessment was based on the Bank's June 30, 2009 total assets minus Tier 1 capital multiplied by five basis points. The increase in other miscellaneous expenses was mainly due to a $49,000 recovery of previously expensed consulting fees relating to litigation reimbursement in the 2008 period, along with increases of $119,000 in consulting fees due to costs associated with information systems testing, an insurance coverage adequacy review, financial advisory fees, and branch feasibility studies, as well as increases of $35,000 in stationary, printing and supplies and $60,000 in correspondent bank service fees.

Income taxes totaled $1.94 million and $1.88 million during the nine months ended December 31, 2009 and 2008, respectively. The increase of $62,000, or 3.3% during the 2009 period resulted from higher pre-tax income, coupled with an increase in the overall effective income tax rate which was 31.9% in the 2009 period, compared with 31.8% for 2008. The Company's effective tax rate increases when overall income increases and tax exempt income recognized from the increase in the cash surrender value of bank owned life insurance accounts for a smaller percentage of overall income.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains levels of liquid assets sufficient to ensure the Bank's safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $103.5 million, or 9.8% of total assets at December 31, 2009 as compared to $139.3 million, or 14.5% of total assets at March 31, 2009.

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

Cash was generated by operating and financing activities during the three months ended December 31, 2009. The primary sources of cash were net income and a net increase in deposits. The Company declared and paid a cash dividend during the three months ended December 31, 2009, totaling $453,000. Dividends declared and paid totaled $1.37 million during the nine months ended December 31, 2009.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

The Company's primary investing activities are lending and the purchases of securities. Net loans amounted to $483.6 million and $468.5 million at December 31, 2009 and March 31, 2009, respectively. Securities, including available for sale and held to maturity issues, totaled $500.7 million and $394.4 million at December 31, 2009 and March 31, 2009, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments and maturities on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow funds from the FHLB up to approximately $94.9 million under an overnight line of credit, and $94.9 million under a one-month adjustable-rate line of credit agreement. The Bank's membership in FHLB also provides access to additional sources of borrowed funds based on the Bank's ability to collateralize such borrowings. At December 31, 2009, advances from the FHLB amounted to $133.6 million at a weighted average rate of 3.81%. Additionally, the Company has the ability to borrow funds at the Bank of America and PNC Capital Markets under unsecured overnight lines of credit.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2009, the Bank had outstanding commitments to originate loans totaling approximately $6.2 million, which included $5.6 million for fixed-rate mortgage loans with interest rates ranging from 4.375% to 5.125%, a $425,000 adjustable rate mortgage loan with an initial rate of 4.875%, and a $200,000 fixed-rate second mortgage loan with an interest rate 6.25%.

At December 31, 2009, the Bank had outstanding commitments to purchase a $500,000 participation in a $3.0 million construction loan, a $500,000 participation in a $6.5 million construction loan, and a $560,000 participation in a $5.6 million construction loan with adjustable interest rates of 2.75%, 2.50%, and 2.50%, respectively, over the one month London Interbank Offering Rate with floors of 6.00%, 6.25%, and 6.25%, respectively. Also, the Bank has a commitment to purchase a $500,000 participation in a $1.7 million construction loan with an adjustable interest rate at the Prime Rate with a floor of 5.25%.

At December 31, 2009, undisbursed funds from customer approved unused lines of credit under a homeowners' equity lending program amounted to approximately $3.1 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Certificates of deposit scheduled to mature in one year or less at December 31, 2009, totaled $354.5 million, or 60.8% of our certificates of deposit. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances scheduled to mature in one year or less at December 31, 2009, totaled $25.5 million.

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

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

The following table sets forth the Bank's capital position at December 31, 2009, as compared to the minimum regulatory capital requirements:

                                                                                     OTS Requirements
                                                                  ------------------------------------------------------
                                                                       Minimum Capital           For Classification as
                                             Actual                       Adequacy                 Well-Capitalized
                                   ---------------------------    --------------------------   -------------------------
                                       Amount         Ratio          Amount         Ratio        Amount        Ratio
                                   ---------------- ----------    -------------   ----------   ------------  -----------
                                                                   (Dollars In Thousands)

Total capital
   (to risk-weighted assets)            $155,339      41.01 %        $30,302         8.00 %      $37,878        10.00 %
Tier 1 capital
   (to risk-weighted assets)             153,279      40.47           15,151         4.00         22,727         6.00
Core (tier 1) capital
   (to adjusted total assets)            153,279      14.48           42,350         4.00         52,937         5.00
Tangible capital
   (to adjusted tangible assets)         153,279      14.48           15,881         1.50              -            -


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

The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Report. The following table sets forth the Bank's NPV as of September 30, 2009, the most recent date the Bank's NPV was calculated by the OTS. Given the current economic environment, the Bank expects that its NPV values as of December 31, 2009 may decline from those listed below. However, any such declines are currently expected to be immaterial. This data is for the Bank and its subsidiary only and does not include any assets of the Company.

                                                                              Net Portfolio Value as % of
                                       Net Portfolio Value                      Present Value of Assets
 Basis Points ("bp")     ----------------------------------------------  -------------------------------------
   Change in Rates          $ Amount        $ Change       % Change          NPV Ratio           Change
-----------------------  ---------------  ------------- ---------------  ----------------  -------------------
                                                    (Dollars in Thousands)
         300 bp               $ 109,045      $ (66,635)        (38)%           11.35 %              (539)bp
                         ---------------  ------------- ---------------  ----------------  -------------------
         200                    135,245        (40,435)        (23)            13.60                (313)
                         ---------------  ------------- ---------------  ----------------  -------------------
         100                    159,188        (16,492)         (9)            15.52                (121)
                         ---------------  ------------- ---------------  ----------------  -------------------
          50                    168,409         (7,271)         (4)            16.21                 (52)
                         ---------------  ------------- ---------------  ----------------  -------------------
          0                     175,680              -           -             16.73                   -
                         ---------------  ------------- ---------------  ----------------  -------------------
         (50)                   179,971          4,291           2             17.01                  27
                         ---------------  ------------- ---------------  ----------------  -------------------
        (100)                   182,180          6,500           4             17.12                  39
                         ---------------  ------------- ---------------  ----------------  -------------------

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

                CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 1A: Risk Factors
         ------------

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2009 as filed with Securities and Exchange Commission on June 12, 2009, which could materially affect our business, financial condition or future results. As of December 31, 2009, the risk factors of the Company have not changed materially from those disclosed in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended December 31, 2009.

                                                                                TOTAL NUMBER          MAXIMUM
                                                                                 OF SHARES        NUMBER OF SHARES
                                              TOTAL                             PURCHASED AS      THAT MAY YET BE
                                            NUMBER OF         AVERAGE         PART OF PUBLICLY    PURCHASED UNDER
                                             SHARES          PRICE PAID        ANNOUNCED PLAN       THE PLANS OR
              PERIOD                      PURCHASED (1)      PER SHARE           OR PROGRAMS          PROGRAMS
-------------------------------------    --------------   ----------------   ------------------  ------------------
October 1 - October 31, 2009                 57,886           $  10.00             57,886              218,773
November 1 - November 30, 2009               63,335               8.93             63,335              155,438
December 1 - December 31, 2009 (2)           49,209               9.41             30,372              125,066
                                         -----------                          ------------
                TOTAL                       170,430           $   9.43            151,593
                                         ===========                          ============

---------------------------------------
(1) On February 24, 2009, the Company announced that the Board of Directors had approved its eighth stock repurchase program authorizing the Company to repurchase up to 350,000 shares of the Company's common stock.

(2) Includes the withholding of 18,837 shares at $9.33 per share subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

                 CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                     PART II


ITEM 3. Defaults Upon Senior Securities
        -------------------------------

         None.


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None


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




                                 CLIFTON SAVINGS BANCORP, INC.


Date: February 9, 2010           By: /s/ John A. Celentano, Jr.
                                      ------------------------------------------
                                      John A. Celentano, Jr.
                                      Chairman of the Board and Chief Executive
                                      Officer
                                      (Principal Executive Officer)


Date: February 9, 2010           By: /s/ Christine R. Piano
                                     -------------------------------------------
                                     Christine R. Piano
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Chief Accounting
                                     Officer)