Form 10-K
period 2010-03-31
CLIFTON SAVINGS BANCORP INC
filed 2010-06-09
CIK 1240581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010
OR

/__/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No.  0-50358

          CLIFTON SAVINGS BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

United States	34-1983738
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1433 Van Houten Avenue, Clifton, New Jersey	07015
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (973) 473-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer                                         ☐                                Accelerated Filer                         ☒
Non-Accelerated Filer                                           ☐                                Smaller Reporting Company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

As of September 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $89,567,188, based upon the closing price of $9.80 as quoted on the Nasdaq Global Select Market.

The number of shares outstanding of the registrant’s common stock as of April 30, 2010 was 26,390,140.  Of such shares outstanding, 16,791,758 shares were held by Clifton MHC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2010 Annual Report to Stockholders and of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

CLIFTON SAVINGS BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

Note on Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws.  These statements are not historical facts, but, rather are statements based on Clifton Savings Bancorp, Inc.’ s (“Clifton Savings Bancorp”) current expectations regarding its business strategies, intended results and future performance.  Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Clifton Savings Bancorp operates, as well as nationwide, Clifton Savings Bancorp’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Clifton Savings Bancorp assumes no obligation to update any forward-looking statements.

PART I

Item 1.  Business

General

Clifton Savings Bancorp was organized as a federal corporation at the direction of Clifton Savings Bank (referred to herein as “Clifton Savings”) in connection with the mutual holding company reorganization of Clifton Savings.  The reorganization was completed on March 3, 2004.  In the reorganization, Clifton Savings Bancorp issued a majority of its outstanding shares of common stock to Clifton MHC, the mutual holding company parent of Clifton Savings, and sold the remainder of its outstanding shares of common stock to the public.  So long as Clifton MHC exists, it will own at least a majority of Clifton Savings Bancorp’s common stock.  Clifton Savings Bancorp’s primary business activity is the ownership of the outstanding capital stock of Clifton Savings. Clifton Savings Bancorp neither owns nor leases any property but instead uses the premises, equipment and other property of Clifton Savings with the payment of appropriate rental fees, as required by applicable law and regulations.  In the future, Clifton Savings Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.  Clifton Savings Bancorp has no significant assets, other than all of the outstanding shares of Clifton Savings, and no significant liabilities.  Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Clifton Savings.

Clifton Savings has served its customers in New Jersey since 1928.  On September 12, 2007, Clifton Savings converted from a New Jersey chartered savings and loan association to a federally chartered savings bank. In connection with the charter conversion, Clifton Savings changed its name to “Clifton Savings Bank.”  We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area.  We attract deposits from the general public and primarily use those funds to originate one- to four-family, multi-family and commercial real estate, and consumer loans, which we hold for investment.

Subsidiary Activities

Clifton Savings Bancorp’s sole subsidiary is Clifton Savings.  Clifton Savings has one wholly owned subsidiary, Botany Inc., a New Jersey corporation that was formed in December 2004. Botany Inc. is treated under New Jersey tax law as a New Jersey investment company. At March 31, 2010, Botany Inc. held assets totaling
$190.0 million.

Available Information

Clifton Savings Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.cliftonsavings.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.  The information on our website shall not be considered as incorporated by reference into this Form 10-K.

Market Area

We are headquartered in Clifton, New Jersey, which is located in northeast New Jersey and situated approximately 20 miles west of New York City.  In addition to our main office located in Passaic County, we operate ten branch offices in Bergen and Passaic Counties, which, along with Essex, Morris, Hudson and Union Counties, comprise our primary market area.  The economy in our market area is primarily oriented to the service, manufacturing, medical and retail industries.  The area is also home to commuters working in the greater New York City metropolitan area.

Competition

Recent economic events have altered the competition for the attraction of deposits and origination of loans.

Deposits.  There are fewer competitors for deposits in our market area.  Our competition has shifted away from the larger regional and money center banks, money market funds and stock market to local community banks and larger thrift institutions. During the past year, competition for deposits has shifted back to the best pricing with less focus on the safety and soundness of the banks and the FDIC insurance limits. These factors continue to be beneficial to us as we maintain a highly competitive pricing strategy.

At June 30, 2009, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 1.46% of the deposits in our market area, which was the 15th largest market share out of the 57 institutions with offices in our market area.

Loans.  Local financial institutions still face stiff competition from other financial service providers particularly large national lenders.  Other competitors include credit unions and mortgage brokers who keep overhead costs down, and therefore the mortgage rates they offer down, by selling the loans and not holding or servicing them.

Stable Competition.  We expect competition to remain stable due to the uncertainty of future legislation and market forces. Although there are new entries into our market place, there has been a reduction in the number of competitors which consisted of both banks and non-financial institution competitors due to mergers and acquisitions in our market area.

Lending Activities

General.  Our loan portfolio consists primarily of one- to four-family mortgage loans.  To a much lesser extent, our loan portfolio includes multi-family and commercial real estate loans, construction and consumer loans.  Clifton Savings historically and currently only originates loans for investment purposes.  At March 31, 2010, Clifton Savings had no loans that were held for sale.

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

At March 31, 2010, we had ten loans with principal balances in excess of $500,000.  These loans included one loan secured by a mixed-use building that includes retail stores and two apartments  totaling $646,000, or 2.6% of total multi-family and commercial real estate loans; one loan secured by a mixed-use building  that includes a retail space and three office units totaling $679,000, or 2.8% of total multi-family and commercial real estate loans; one loan secured by one building with three retail spaces totaling $1.4 million, or 5.7% of total multifamily and commercial real estate loans and  one loan secured by a mixed-use building that includes a restaurant and one apartment totaling $567,000, or 2.3% of total multifamily and commercial real estate loans.  In addition, we had six loans secured by multi-family properties totaling $5.4 million, or 21.9% of total multi-family and commercial real estate loans.  At March 31, 2010, all of these loans were performing in accordance with their terms.

Residential Construction Loans.  To a much lesser extent, we originate loans to finance the construction of residential dwellings.  Construction/permanent loans generally provide for interest-only payments at fixed-rates of interest and have construction terms of six to twelve months.  At the end of the construction period, the loan generally converts into a permanent loan.  Construction loans generally provide for interest-only payments at variable rates of interest and have terms of twelve months.  At the end of the construction period, the loan is generally due and payable in full.  Construction loans generally may be considered for loan-to-value ratios of up to 70%.  Loan proceeds are disbursed in increments as construction progresses and as independent inspections warrant.  We use independent fee appraisers for construction disbursement purposes.  At March 31, 2010, all of these loans were performing in accordance with their terms.

Consumer Loans.  We offer a variety of consumer loans, including second mortgage loans, loans secured by passbook or certificate accounts, and home equity lines of credit.

The procedures for underwriting consumer loans secured by real estate include an assessment of the applicant’s payment history on other debts and the ability to meet existing obligations and payments on the proposed loans.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount.

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

While one- to four-family residential real estate loans are normally originated with terms up to 30-years, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

Multi-family and Commercial Real Estate Loans.  Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  In order to monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family and commercial real estate loans.  Management performs annual reviews and prepare evaluations on all loans where the loan is secured by commercial or multi-family real estate.

Construction Loans.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development.  If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.  As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  If we are forced to foreclose on a project prior to, or at, completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Consumer Loans.  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation.  At March 31, 2010, our regulatory limit on loans to one borrower was $23.1 million.  At that date, our largest lending relationship was $2.9 million and consisted of one loan, which was performing according to the original repayment terms at March 31, 2010.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Commitments, excluding lines of credit and loan purchases, as of March 31, 2010 totaled $3.7 million.

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

We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired it is recorded at the fair market value less costs to sell at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.  We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, we are not required to separately evaluate them for impairment, unless they are considered troubled debt restructurings, as discussed below.  All other loans are evaluated for impairment on an individual basis.

For economic reasons and to maximize the recovery of a loan, we work with borrowers experiencing financial difficulties, and will consider modifications to a borrower’s existing loan terms and conditions that we would not otherwise consider, commonly referred to as troubled debt restructurings. The Bank records an impairment loss, if any, based on the present value of expected future cash flows under the restructured terms discounted at the original loan’s effective interest rate. The Bank will report the loan as a troubled debt restructuring until the borrower has performed for twelve consecutive months, in accordance with the terms of the restructuring.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in corporate securities.   We also are required to maintain an investment in Federal Home Loan Bank of New York stock.  While we maintain the authority under applicable law and our investment policies to include investments in derivative securities, we had no such investments at March 31, 2010.

At March 31, 2010, our investment portfolio consisted of federal agency debt securities with maturities of 15 years or less and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less.  During the year ended March 31, 2010, we primarily purchased longer term mortgage-backed and agency securities in an effort to increase yield. Changes in general interest rates and market conditions may alter the prepayment rates and calls of these type of securities, which might cause actual maturities to differ from contractual maturities.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return.  Clifton Savings’ Board of Directors has the overall responsibility for Clifton Savings’ investment portfolio, including approval of Clifton Savings’ investment policy and appointment of Clifton Savings’ Investment Committee.  The Investment Committee is responsible for approval of investment strategies and monitoring of the investment performance of Clifton Savings. Clifton Savings’ President is the designated investment officer and, in conjunction with the Chief Financial Officer, is responsible for the daily investment activities and is authorized to make investment decisions consistent with Clifton Savings’ investment policy.  The Investment Committee meets regularly with the President and Chief Financial Officer in order to review and determine investment strategies and transactions. The investment procedures for Botany Inc. are the same as for Clifton Savings except the full Board of Directors of Botany Inc. acts as the Investment Committee for Botany Inc.

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

Borrowings.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of an institution’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets.  The Federal Home Loan Bank determines specific lines of credit for each member institution.

Personnel

As of March 31, 2010, we had 92 full-time employees and 18 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Regulation and Supervision

General

As a federal mutual holding company, Clifton MHC is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. Clifton Savings Bancorp, as a federally chartered corporation, is also subject to reporting to and regulation by the Office of Thrift Supervision.

Clifton Savings, as an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer.  Clifton Savings is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation.  Clifton Savings must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations.  The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Clifton Savings’ safety and soundness and compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Clifton MHC, Clifton Savings Bancorp, Clifton Savings and their operations.

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

The Gramm-Leach Bliley Act of 1999 was designed to modernize the regulation of the financial services industry by expanding the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies.  The legislation also expanded the activities permitted for mutual savings and loan holding companies to also include any activity permitted a “financial holding company” under the legislation, including a broad array of insurance and securities activities.

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

Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies.  Under the rules, the stock holding company subsidiary holds all the shares of the mutual holding company’s savings association subsidiary and issues at least a majority of its own shares to the mutual holding company parent.  The stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent subject to the same terms and conditions.  Office of Thrift Supervision regulations specify that the stock holding company subsidiary must be federally chartered for supervisory reasons.

Waivers of Dividends.  Office of Thrift Supervision regulations require mutual holding companies to notify the agency if they propose to waive receipt of dividends from their stock holding company subsidiary.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis and, in general, does not object to a waiver if:  (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that their waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. Clifton MHC anticipates that it will continue to waive dividends that Clifton Savings Bancorp pays, if any, subject to necessary Office of Thrift Supervision approvals.  The dividends waived are considered as a restriction on the retained earnings of Clifton Savings Bancorp.

Conversion to Stock Form.  Office of Thrift Supervision regulations permit Clifton MHC to convert from the mutual form of organization to the capital stock form of organization.  There can be no assurance when, if ever, a conversion transaction will occur and the Board of Directors has no present intention or plan to undertake a conversion transaction.  In a conversion transaction, a new holding company would be formed as the successor to Clifton MHC and Clifton Savings Bancorp, Clifton MHC’s corporate existence would end and certain depositors in Clifton Savings would receive a right to subscribe for shares of a new holding company.  In a conversion transaction, each share of common stock of Clifton Savings Bancorp held by stockholders other than Clifton MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio designed to ensure that stockholders other than Clifton MHC own the same percentage of common stock in the new holding company as they owned in Clifton Savings Bancorp immediately before conversion.  The total number of shares held by stockholders other than Clifton MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of the Company.  Under federal law, a notice or application must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association.  Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of Clifton MHC, Clifton Savings Bancorp or Clifton Savings.  Under federal law, the Office of Thrift Supervision generally takes into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition, prior to granting its approval.  Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Association Regulation

Business Activities. The activities of federal savings banks are governed by federal law and regulations.  Those laws and regulations delineate the nature and extent of the business activities in which a federal savings bank may engage.  In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital (Tier 2 capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At March 31, 2010, Clifton Savings met each of its capital requirements.

Prompt Corrective Regulatory Action.  The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings association that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Significantly and undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

Insurance of Deposit Accounts. Clifton Savings’ deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For calendar 2008, assessments ranged from five to forty-three basis points of each institution’s deposit assessment base.  Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The Federal Deposit Insurance Corporation made further refinements to its risk-based assessment system effective April 1, 2009 that effectively made the range seven to 77 1/2 basis points.  The Federal Deposit Insurance Corporation may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation also imposed on all insured institutions a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar special assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the difficult economic conditions experienced throughout 2009, deposit insurance per account owner was raised to $250,000 for all types of accounts until January 1, 2014.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012 or, in certain cases, until December 31, 2012.  Clifton Savings made the business decision to participate in the unlimited noninterest bearing transaction account coverage.   Clifton Savings, Clifton Savings Bancorp and Clifton MHC opted not to participate in the unsecured debt guarantee program.

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

QTL Test.  Federal law requires savings associations to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also defined to include education, credit card and small business loans) in at least 9 months out of each 12 month period.  Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of March 31, 2010, Clifton Savings maintained 96% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.  Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision.  If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Clifton Savings, it is a subsidiary of a holding company.  In the event Clifton Savings’ capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, Clifton Savings’ ability to make capital distributions could be restricted.  In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

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

Transactions with Related Parties. Clifton Savings’ authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with an institution, including Clifton Savings Bancorp and its other subsidiaries) is limited by federal law.  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law.  The purchase of low quality assets from affiliates is generally prohibited.  The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Clifton Savings to its executive officers and directors.  However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, Clifton Savings’ authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited.  The laws limit both the individual and aggregate amount of loans that Clifton Savings may make to insiders based, in part, on Clifton Savings’ capital level and requires that certain board approval procedures be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executive officers are subject to additional restrictions based on the type of loan involved.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings association.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Assessments.  Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio.  The Office of Thrift Supervision assessments paid by Clifton Savings for the fiscal year ended March 31, 2010 totaled $223,000.

Regulatory Restructuring Legislation.  The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions.  Proposals range from the merger of the Office of Thrift Supervision, which regulates federal savings associations, with the Office of the Comptroller of the Currency, which regulates national banks, to the elimination of the Federal Reserve Board as a holding company regulator for all holding companies with greater than $50 billion in assets in favor of the Federal Deposit Insurance Corporation for holding companies of state chartered banks and the Office of the Comptroller of the Currency for holding companies of national banks and federal savings associations.  Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  Enactment of any of these proposals may revise the regulatory structure imposed on Clifton Savings, which could result in more stringent regulation.  At this time, Clifton Savings Bancorp has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

Federal Home Loan Bank System

Clifton Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Clifton Savings, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Clifton Savings was in compliance with this requirement with an investment in Federal Home Loan Bank of New York stock of $7.2 million at March 31, 2010.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Clifton Savings’ net interest income would likely also be reduced.

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

Federal and State Taxation

Federal Income Taxation

General.  We report our income on a calendar year basis using the accrual method of accounting.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2005.  For its 2010 fiscal year, Clifton Savings’ maximum federal income tax rate was 34%.

Bad Debt Reserves.  For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.  Approximately $6.4 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Clifton Savings makes a “non-dividend distribution” to Clifton Savings Bancorp as described below.

Distributions.  If Clifton Savings makes non-dividend distributions to Clifton Savings Bancorp, the distributions will be considered to have been made from Clifton Savings’ unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the non-dividend distributions, and then from Clifton Savings’ supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Clifton Savings’ taxable income. Non-dividend distributions include distributions in excess of Clifton Savings’ current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation.  Dividends paid out of Clifton Savings’ current or accumulated earnings and profits will not be included in Clifton Savings’ taxable income.

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

State Taxation

New Jersey Taxation. Clifton Savings, Clifton Savings Bancorp and Clifton MHC are subject to New Jersey’s Corporation Business Tax at the rate of 9% on their taxable income, before net operating loss deductions and special deductions for federal income tax purposes.  For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).  Botany Inc. is eligible to be taxed as a New Jersey Investment Company at a rate of 3.6%.

Executive Officers of the Registrant

The executive officers of Clifton Savings Bancorp, Clifton MHC, Clifton Savings, and Botany Inc. are elected annually by their respective Boards of Directors and serve at the Board’s discretion.  The executive officers of Clifton Savings Bancorp, Clifton MHC, Clifton Savings, and Botany Inc. are:

Name	Position
John A. Celentano, Jr.	Chairman of the Board and Chief Executive Officer of Clifton Savings Bancorp and Clifton MHC and Chairman of the Board of Clifton Savings
Walter Celuch	President and Corporate Secretary of Clifton Savings Bancorp, President of Clifton MHC, Chief Executive Officer and Secretary of Clifton Savings, and Director and Investment Officer of Botany Inc.
Bart D’Ambra	Executive Vice President and Chief Operating Officer of Clifton Savings, Corporate Secretary of Clifton MHC and President and Chief Executive Officer of Botany Inc.
Stephen A. Hoogerhyde	Executive Vice President and Chief Lending Officer of Clifton Savings
Christine R. Piano, CPA
Chief Financial Officer and Treasurer of Clifton Savings Bancorp and Clifton MHC , Executive Vice President and Chief Financial Officer of Clifton Savings and Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc.

Below is information regarding the executive officers of Clifton Savings Bancorp and Clifton Savings who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years.  Ages presented are as of March 31, 2010.

Walter Celuch has been President and Corporate Secretary of Clifton Savings Bancorp since 2004 and has been President and Chief Executive Officer of Clifton Savings since January 1999.  Mr. Celuch served as Corporate Secretary of Clifton MHC from 2004 to 2006.  Prior to January 1999, Mr. Celuch served as the Senior Vice President and Chief Financial Officer of Clifton Savings.  Mr. Celuch has served with Clifton Savings for over 22 years. Mr. Celuch has been Director and Investment Officer of Botany Inc. since inception in December 2004. Age 62.

Bart D’Ambra has been Executive Vice President and Chief Operating Officer of Clifton Savings since March 2003 and Corporate Secretary of Clifton MHC since 2006.  Mr. D’Ambra served as Senior Vice President of Clifton Savings from April 2002 until March 2003.  Prior to April 2002, Mr. D’Ambra served Clifton Savings as a Vice President.  Mr. D’Ambra has served with Clifton Savings for over 17 years.  Mr. D’Ambra has been President and Chief Executive Officer of Botany Inc. since inception in December 2004. Age 61.

Stephen A. Hoogerhyde has been Executive Vice President and Chief Lending Officer of Clifton Savings since March 2003 and April 2002, respectively.  Mr. Hoogerhyde served as Senior Vice President from April 2002 until March 2003.  Prior to April 2002, Mr. Hoogerhyde served Clifton Savings as Vice President and Mortgage Officer.  Mr. Hoogerhyde has served with Clifton Savings for over 23 years.  Age 55.

Christine R. Piano, a certified public accountant, has been Chief Financial Officer and Treasurer of Clifton Savings Bancorp and Clifton MHC since 2004 and has been Executive Vice President and Chief Financial Officer of Clifton Savings since April 2003 and March 1999, respectively.  Ms. Piano served as Vice President from March 2000 to April 2003. Ms. Piano has served with Clifton Savings for over 11 years.  Ms. Piano has been Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc. since inception in December 2004.  Age 46.

Item 1A.  Risk Factors

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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our borrowings.  Changes in interest rates could adversely affect our net interest spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest spread to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest spread to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest spread. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest spread as our cost of funds increases relative to the yield we can earn on our assets.

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

Clifton MHC’s majority control of our common stock enables it to exercise voting control over most matters put to a vote of stockholders, including preventing sale or merger transactions you may like or a second-step conversion by Clifton MHC.

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

The Office of Thrift Supervision’s policy on remutualization transactions could prohibit the merger or an acquisition of us, which may lower our stock price.

Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction.  However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and as raising issues concerning the effect on the mutual members of the acquiring entity.  Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case.  Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, our stock price may be adversely affected.

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

Recent legislative and regulatory initiatives may not stabilize the banking system.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be more active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced.  In addition, new laws, regulations, and other regulatory changes will increase our Federal Deposit Insurance Corporation insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.  The current administration has also proposed, and Congress is considering, comprehensive legislation intended to modernize regulation of the United States financial system.  The legislation passed by the House of Representatives contains several provisions that would have a direct impact on our operations.  Under that legislation, the Office of Thrift Supervision would be consolidated with the Comptroller of the Currency into a new regulator, the National Bank Supervisor.  In addition, the proposed legislation would eliminate the status of “savings and loan holding company” and mandate that all companies that control an insured depository institution register as a bank holding company.  Registration as a bank holding company would represent a significant change, as material differences currently exist between savings and loan holding company and bank holding company supervision and regulation.  For example, bank holding companies above a specified asset size are subject to consolidated leverage and risk-based capital requirements whereas savings and loan holding companies are not subject to such requirements.  The House legislation would also create a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to administering fair lending and consumer compliance laws with respect to financial products and services, which could result in new regulatory requirements and increased regulatory costs for us.  The Senate has passed legislation that would merge the Office of Thrift Supervision with the Comptroller of the Currency and make the Federal Deposit Insurance Corporation the regulator of savings and loan holding companies with under $50 billion in assets that control state chartered institutions.  The Senate bill would also establish a consumer protection agency housed in, but independent from, the Federal Reserve Board.  Any such legislation may have a substantial impact on our operations.  However, because the contents of any final legislation cannot be provided, the specific effects of the legislation cannot be evaluated at this time.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of March 31, 2010.

Location	Year Opened	Net Book Value as of March 31, 2010	Square Footage	Owned/ Leased
	(Dollars in thousands)

Main Office:
1433 Van Houten Avenue	1981	$2,223	10,460	Owned

Branches:
Clifton:
1055 Clifton Avenue	1956	631	2,484	Owned
1 Village Square West	1928	155	1,550	Owned
319 Lakeview Avenue	1970	389	3,311	Owned
646 Van Houten Avenue	1968	1,145	1,081	Owned
387 Valley Road	1971	2	995	Leased(1)
Garfield:
247 Palisade Avenue(2)	2004	1,004	3,130	Owned
369 Lanza Avenue	1977	943	2,174	Owned
Wallington:
55 Union Boulevard	2004	1,190	2,806	Owned
Wayne:
1158 Hamburg Turnpike	2003	--	1,617	Leased(3)
Fair Lawn:
33-11 Broadway, Fair Lawn	2009	116	2,718	Leased(4)
________________________
(1)      The lease expires in May 2011.
(2)      This branch replaced a previously leased facility which was opened in 1975.
(3)      The current lease expires in January 2013 with an option for an additional 5 years.
(4)      The current lease expires in June 2014 with an option for an additional 5 years.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information regarding the market for Clifton Savings Bancorp’s common equity and related stockholder matters is incorporated herein by reference to the section captioned “Investor and Corporate Information” in Clifton Savings Bancorp’s 2010 Annual Report to Stockholders.

Clifton Savings Bancorp’s ability to pay dividends is dependent on dividends received from Clifton Savings, which is subject to a variety of limitations under the regulations of the Office of Thrift Supervision on the payment of dividends.  For a discussion of restrictions on the payment of cash dividends by Clifton Savings, see Part I, Item 1, “Business—Regulation and Supervision—Federal Savings Association Regulation—Limitation on Capital Distributions” in this Annual Report on Form 10-K.

The following table sets forth information regarding Clifton Savings Bancorp’s repurchases of its common stock during the quarter ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2010	36,561	$9.14	36,561	88,505
February 1 - February 28, 2010	34,287	8.74	34,287	54,218

March 1 - March 31, 2010 (1)	56,218	9.08	56,218	298,000

Total	127,066	$9.00	127,066
_______________________
(1)
On February 24, 2009, the Company announced that the Board of Directors had approved its eighth stock repurchase program authorizing the Company to repurchase up to 350,000 shares of the Company’s common stock, which was completed on March 1, 2010.

(2)
On March 3, 2010, the Company announced that the Board of Directors had approved its ninth stock repurchase program authorizing the Company to repurchase up to 300,000 shares of the Company’s common stock.

Item 6.  Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial and Other Data” in the 2010 Annual Report to Stockholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Annual Report to Stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Annual Report to Stockholders.

Item 8.  Financial Statements and Supplemental Data

The information regarding financial statements is incorporated herein by reference to the sections captioned “Report of Independent Registered Public Accounting Firm” and “Consolidated Financial Statements” in the 2010 Annual Report to Stockholders.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)	Disclosure Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, in the 2010 Annual Report to Stockholders.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

Directors

The information relating to the directors of Clifton Savings Bancorp is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in Clifton Savings Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Executive Officers

The information relating to the executive officers of Clifton Savings Bancorp in Part I, Item 1, “Business — Executive Officers of the Registrant” in this Annual Report on Form 10-K is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

           The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in Clifton Savings Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Disclosure of Code of Ethics

Clifton Savings Bancorp has adopted a Code of Ethics and Business Conduct.  See Exhibit 14.1 to this Annual Report on Form 10-K.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters—Committees of the Board of Directors—Audit/Compliance Committee” in Clifton Savings Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.  Executive Compensation

The information regarding executive and director compensation is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters—Director Compensation for the 2010 Fiscal Year,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” respectively, in Clifton Savings Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
   Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Savings Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(b)           Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Savings Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(c)           Changes in Control

Management of Clifton Savings Bancorp knows of no arrangements, including any pledge by any person or securities of Clifton Savings Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Equity Compensation Plan Information

The following table sets forth information as of March 31, 2010 about Company common stock that may be issued under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan.  The plan was approved by the Company’s stockholders on July 14, 2005.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the column (a)) (c)

Equity compensation plans approved by stockholders	1,327,940	$10.24	165,661

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	1,327,940	$10.24	165,661

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Transactions with Related Persons” in Clifton Savings Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders.  The information regarding director independence is incorporated herein by reference to the section captioned “Corporate Governance — Director Independence” in Clifton Savings Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Proposal 2 — Ratification of the Independent Registered Public Accounting Firm” in Clifton Savings Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	(1)	The following are filed as a part of this report by means of incorporation of Clifton Savings Bancorp’s 2010 Annual Report to Stockholders:

●           Report of Independent Registered Public Accounting Firm

●           Consolidated Statements of Financial Condition as of March 31, 2010 and 2009

●	Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended March 31, 2010

●	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Years in the Three-Year Period Ended March 31, 2010

●	Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended March 31, 2010

●	Notes to Consolidated Financial Statements

(2)	All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(3)           Exhibits

3.1	Charter of Clifton Savings Bancorp, Inc. (1)
3.2           Bylaws of Clifton Savings Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)
10.1	Clifton Savings Bank, S.L.A. Employee Stock Ownership Plan and Trust (1)*
10.2         ESOP Loan Commitment Letter and ESOP Loan Documents (1)*
10.3	Amended and Restated Employment Agreement between Clifton Savings Bancorp, Inc. and John A. Celentano, Jr. (3)*
10.4	Amended and Restated Employment Agreement between Clifton Savings Bancorp, Inc. and Walter Celuch (3)*
10.5	Amended and Restated Employment Agreement between Clifton Savings Bank and John A. Celentano, Jr. (3)*
10.6	Amended and Restated Employment Agreement between Clifton Savings Bank and Walter Celuch (3)*
10.7	Amended and Restated Change in Control Agreement between Clifton Savings Bank and Bart D’Ambra (3)*
10.8	Amended and Restated Change in Control Agreement between Clifton Savings Bank and Stephen A. Hoogerhyde (3)*
10.9	Amended and Restated Change in Control Agreement between Clifton Savings Bank and Christine R. Piano (3)*
10.10       Amended and Restated Clifton Savings Bank Directors’ Retirement Plan (3)*
10.11       Clifton Savings Bank 401(k) Savings Plan (4)*
10.12	Amended and Restated Clifton Savings Bank Supplemental Executive Retirement Plan (3)*
10.13	Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan (5)*
10.14	Amendment to the Clifton Savings Bank Change in Control Severance Plan (3)*
13.0	Annual Report to Stockholders
14.1	Code of Ethics and Business Conduct (1)
21.0	List of Subsidiaries
23.0	Consent of ParenteBeard LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
_________________________
 *           Management contract or compensation plan arrangement.
(1)	Incorporated by reference to the Company’s 2004 Annual Report on Form 10-K filed on June 29, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 26, 2007.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2009.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-113302) filed on March 5, 2004.
(5)	Incorporated by reference to the Company’s Proxy Statement filed on June 10, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON SAVINGS BANCORP, INC.

Date: June 9, 2010	By:	/s/ John A. Celentano, Jr.
John A. Celentano, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John A. Celentano, Jr.	Chairman of the Board and Chief Executive Officer	June 9, 2010
John A. Celentano, Jr.	( principal executive officer)

/s/ Christine R. Piano	Chief Financial Officer and Treasurer	June 9, 2010
Christine R. Piano	(principal financial and accounting officer)

/s/ Thomas A. Miller	Director	June 9, 2010
Thomas A. Miller

/s/ Cynthia Sisco Parachini	Director	June 9, 2010
Cynthia Sisco Parachini

/s/ John H. Peto	Director	June 9, 2010
John H. Peto

/s/ Charles J. Pivirotto	Director	June 9, 2010
Charles J. Pivirotto

/s/ Joseph C. Smith	Director	June 9, 2010
Joseph C. Smith

/s/ John Stokes	Director	June 9, 2010
John Stokes