Form 10-Q
period 2010-06-30
CLIFTON SAVINGS BANCORP INC
filed 2010-08-09
CIK 1240581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No.  0-50358

CLIFTON SAVINGS BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

United States (State or Other Jurisdiction of Incorporation or Organization)	34-1983738 (I.R.S. Employer Identification No.)
1433 Van Houten Avenue, Clifton, New Jersey (Address of Principal Executive Offices)	07015 (Zip Code)

(973) 473-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐                                                          Accelerated Filer ☒

Non-Accelerated Filer ☐                                                       Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2010: 26,137,248 shares outstanding.

CLIFTON SAVINGS BANCORP, INC.
AND SUBSIDIARIES

INDEX

		Page
PART I - FINANCIAL INFORMATION		Number

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition (Unaudited)
	at June 30, 2010 and March 31, 2010	1

	Consolidated Statements of Income (Unaudited) For the Three
	Months Ended June 30, 2010 and 2009	2

	Consolidated Statements of Comprehensive Income (Unaudited) For the
	Three Months Ended June 30, 2010 and 2009	3

	Consolidated Statements of Cash Flows (Unaudited) For the
	Three Months Ended June 30, 2010 and 2009	4 - 5

	Notes to Consolidated Financial Statements	6 - 15

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16 - 22

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	23 - 25

Item 4:	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	27
Item 1A:	Risk Factors	27
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3:	Defaults Upon Senior Securities	28

Item 4:	(Removed and Reserved)	28

Item 5:	Other Information	28
Item 6:	Exhibits	29

SIGNATURES		30

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data, Unaudited)

	June 30, 2010	March 31, 2010
ASSETS

Cash and due from banks	$32,256	$21,671
Interest-bearing deposits in other banks	10,903	11,790
Cash and Cash Equivalents	43,159	33,461
Securities available for sale, at fair value:
Investment	15,156	15,062
Mortgage-backed	52,559	57,081
Securities held to maturity, at cost:
Investment, fair value of $184,816 and $159,511, respectively	183,307	159,969
Mortgage-backed, fair value of $312,641 and $285,536, respectively	296,528	275,801

Loans receivable	473,454	479,566
Allowance for loan losses	(2,050)	(2,050)
Net Loans	471,404	477,516

Bank owned life insurance	26,053	22,835
Premises and equipment	9,498	9,612
Federal Home Loan Bank of New York stock	7,153	7,157
Interest receivable	4,185	4,377
Other assets	4,608	4,836
Total Assets	$1,113,610	$1,067,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$5,997	$6,828
Interest bearing	801,451	751,324
Total Deposits	807,448	758,152

Advances from Federal Home Loan Bank of New York	121,875	123,737
Advance payments by borrowers for taxes and insurance	5,316	5,193
Other liabilities and accrued expenses	3,517	4,633
Total Liabilities	938,156	891,715

Stockholders' Equity
Preferred stock ($.01 par value), 1,000,000 shares
authorized; shares issued or outstanding - none	-	-
Common stock ($.01 par value), 75,000,000 shares
authorized; 30,530,470 shares issued, 26,137,248 shares outstanding at
June 30, 2010; 26,398,079 shares outstanding at March 31, 2010	305	305
Paid-in capital	135,567	135,921
Deferred compensation obligation under Rabbi Trust	237	233
Retained earnings	90,995	89,361
Treasury stock, at cost; 4,393,222 shares at June 30, 2010;
4,132,391 shares at March 31, 2010	(47,372)	(45,050)
Common stock acquired by Employee Stock Ownership
Plan ("ESOP")	(6,228)	(6,411)
Accumulated other comprehensive income	2,160	1,820
Stock held by Rabbi Trust	(210)	(187)
Total Stockholders' Equity	175,454	175,992
Total Liabilities and Stockholders' Equity	$1,113,610	$1,067,707

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended June 30,
	2010	2009
Interest Income:
Loans	$5,986	$6,105
Mortgage-backed securities	4,131	3,999
Investments securities	1,255	703
Other interest-earning assets	82	112
Total Interest Income	11,454	10,919
Interest Expense:
Deposits	3,821	4,953
Advances	1,188	1,381
Total Interest Expense	5,009	6,334

Net Interest Income	6,445	4,585
Provision for Loan Losses	-	100
Net Interest Income after Provision for Loan Losses	6,445	4,485

Non-Interest Income:
Fees and service charges	48	58
Bank owned life insurance	218	226
Other	7	6
Total Non-Interest Income	273	290

Non-Interest Expenses:
Salaries and employee benefits	1,706	1,768
Occupancy expense of premises	453	245
Equipment	254	222
Directors' compensation	168	224
Advertising	76	57
Legal	34	52
Federal deposit insurance premium	215	632
Other	439	424
Total Non-Interest Expenses	3,345	3,624

Income before Income Taxes	3,373	1,151
Income Taxes	1,203	307
Net Income	$2,170	$844

Net Income per Common Share:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03

Dividends per common share	$0.06	$0.05

Weighted Average Number of Common Shares and Common
Stock Equivalents Outstanding:
Basic	25,692,766	26,019,869
Diluted	25,692,766	26,084,403

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Unaudited)

	Three Months Ended June 30,
	2010	2009

Net income	$2,170	$844

Other comprehensive income (loss):
Gross unrealized holding gain (loss) on securities available for sale,
net of income taxes (benefit) of $223 and $(157), respectively	335	(236)
Benefit plans, net of income taxes of $3 and $4, respectively	5	7
Other comprehensive income (loss)	340	(229)
Comprehensive income	$2,510	$615

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,170	$844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	125	109
Net accretion of deferred fees and costs, premiums and discounts	(86)	(49)
Amortization of component of net periodic pension cost	8	11
Provision for loan losses	-	100
Decrease in interest receivable	192	392
Deferred income tax benefit	(40)	(309)
Decrease in other assets	41	43
(Decrease) in accrued interest payable	(1)	(1)
(Decrease) increase in other liabilities	(1,115)	94
(Increase) in cash surrender value of bank owned life insurance	(218)	(226)
ESOP shares committed to be released	170	195
Restricted stock expense	5	264
Stock option expense	17	40
Increase in deferred compensation obligation under Rabbi Trust	4	6
Net cash provided by operating activities	1,272	1,513

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Investment securities available for sale	10,000	-
Mortgage-backed securities available for sale	5,007	7,325
Investment securities held to maturity	65,013	15,000
Mortgage-backed securities held to maturity	15,984	21,335
Redemptions of Federal Home Loan Bank of New York stock	84	93
Purchases of:
Investment securities available for sale	(10,000)	(5,000)
Investment securities held to maturity	(88,299)	(15,000)
Mortgage-backed securities held to maturity	(36,662)	(34,942)
Loans receivable	-	(1,023)
Bank owned life insurance	(3,000)	-
Premises and equipment	(11)	(400)
Federal Home Loan Bank of New York stock	(80)	(341)
Net decrease in loans receivable	6,076	547
Net cash used in investing activities	(35,888)	(12,406)

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)
(In Thousands, Unaudited)

	Three Months Ended June 30,
	2010	2009
Cash flows from financing activities:
Net increase in deposits	$49,296	$42,995
Principal payments on advances from Federal Home Loan Bank of New York	(1,862)	(2,060)
Net increase in payments by borrowers for taxes and insurance	123	310
Minority dividends paid	(536)	(461)
Purchase of treasury stock	(2,707)	(248)
Income tax benefit from stock based compensation	-	2
Net cash provided by financing activities	44,314	40,538

Net increase in cash and cash equivalents	9,698	29,645
Cash and cash equivalents - beginning	33,461	51,126
Cash and cash equivalents - ending	$43,159	$80,771

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$5,010	$6,335
Income taxes paid	$2,457	$1,162

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Clifton Savings Bancorp, Inc. (the “Company”), the Company’s wholly-owned subsidiary, Clifton Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Botany Inc. (“Botany”). The Company’s business consists principally of investing in securities and the operations of the Bank.  Botany’s business consists solely of holding investment and mortgage-backed securities, and Botany is treated under New Jersey tax law as a New Jersey investment company. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended June 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2010, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 9, 2010.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2010, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date this document was filed.

3. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three months ended June 30, 2010 does not include incremental shares related to outstanding stock options due to their anti-dilutive impact. The calculation of diluted EPS for the three months ended June 30, 2009 includes incremental shares related to outstanding stock options of 64,534. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. DIVIDEND WAIVER

During the three months ended June 30, 2010 and 2009, Clifton MHC (“MHC”), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Office of Thrift Supervision (“OTS”), to receive cash dividends of approximately $1.0 million and $840,000, respectively, on the shares of Company common stock it owns. The cumulative amount of dividends waived by the MHC through June 30, 2010 was approximately $20.2 million. The dividends waived are considered as a restriction on the retained earnings of the Company.

5. STOCK REPURCHASE PLAN

On March 3, 2010, the Company’s Board of Directors authorized the Company’s ninth repurchase plan for up to 300,000 shares of the Company’s outstanding common stock, representing approximately 3% of the outstanding shares owned by entities other than the MHC on that date. During the three months ended June 30, 2010, 298,000 shares were repurchased under this plan at a total cost of approximately $2.7 million, or $9.08 per share. This stock repurchase program was completed on June 30, 2010.

6. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the director’s retirement plan and former President’s post-retirement health care plan were as follows:

	Three Months Ended June 30,
	2010	2009
	(In Thousands)

Service cost	$15	$20
Interest cost	37	38
Amortization of past service cost	10	12
Amortization of unrecognized net (gain)	(2)	(1)

Net periodic benefit cost	$60	$69

7. STOCK-BASED COMPENSATION

On May 26, 2010, stock options to purchase 164,875 shares of common stock at an exercise price of $8.84 and 35,000 shares of restricted stock were awarded under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. At June 30, 2010, there were 786 shares remaining for future option grants and 191 shares remaining available for future restricted stock awards under the plan.

The restricted stock awarded on May 26, 2010 had a grant date fair value of $8.84 per share with 20% vesting annually over a five year period. During the three months ended June 30, 2010, $5,000 in expense was recognized in regard to these awards and $2,000 in income tax benefits resulted from this expense. Expected future compensation expense relating to the 35,000 non-vested restricted shares outstanding at June 30, 2010 is $304,000 over a weighted average period of 4.9 years.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCK-BASED COMPENSATION (CONT’D)

The fair value of the options granted on May 26, 2010 as computed using the Black-Scholes option-pricing model, was determined to be $2.65 per option based upon the following assumptions as of the grant date: the risk free interest rate, expected option life, expected stock price volatility, and dividend of 2.68%, 6.5 years, 36.55%, and 2.71%, respectively. The options vest 20% annually over a five year period. During the three months ended June 30, 2010, $17,000 in expense was recognized in regard to these options and $6,000 in income tax benefits resulted from this expense. Expected future compensation expense relating to the 164,875 non-vested options outstanding at June 30, 2010 is $421,000 over a weighted average period of 4.9 years.

8. INVESTMENT SECURITIES

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:	(In Thousands)
Federal Home Loan Mortgage Corporation	$5,000	$31	$-	$5,031
Federal National Mortgage Association	5,000	53	-	5,053
Federal Home Loan Banks	5,000	72	-	5,072
	$15,000	$156	$-	$15,156

Held to maturity:
Federal Farm Credit Banks	$10,000	$73	$-	$10,073
Federal Home Loan Banks	43,608	335	8	43,935
Federal Home Loan Mortgage Corporation	54,968	204	22	55,150
Federal National Mortgage Association	74,731	940	13	75,658
	$183,307	$1,552	$43	$184,816

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:	(In Thousands)
Federal National Mortgage Association	$15,000	$62	$-	$15,062
	$15,000	$62	$-	$15,062

Held to maturity:
Federal Home Loan Mortgage Corporation	$40,000	$166	$163	$40,003
Federal Home Loan Banks	43,760	65	381	43,444
Federal National Mortgage Association	76,209	115	260	76,064
	$159,969	$346	$804	$159,511

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENT SECURITIES (CONT’D)

Contractual maturity data for investment securities is as follows:

	June 30, 2010
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Due after one through five years	$15,000	$15,156
	$15,000	$15,156
Held to maturity:
Due after one through five years	$76,000	$76,969
Due after five through ten years	88,449	88,984
Due after ten years	18,858	18,863
	$183,307	$184,816

The age of unrealized gross losses and the fair value of related investment securities at June 30 and March 31, 2010 were as follow:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
June 30, 2010:
U.S. Government agencies:
Held to maturity	$40,903	$43	$-	$-	$40,903	$43
March 31, 2010:
U.S. Government agencies:
Held to maturity	$99,176	$804	$-	$-	$99,176	$804

Management does not believe that any of the unrealized losses at June 30, 2010 (five FHLMC, two FNMA and one FHLB agency securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company and subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

There were no sales of investment securities available for sale or held to maturity during the period ended June 30, 2010.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. MORTGAGE-BACKED SECURITIES

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$21,826	$1,624	$-	$23,450
Federal National Mortgage Association	27,127	1,982	-	29,109
	$48,953	$3,606	$-	$52,559
Held to maturity:
Federal Home Loan Mortgage Corporation	$117,209	$7,480	$-	$124,689
Federal National Mortgage Association	121,593	6,166	-	127,759
Governmental National Mortgage
Association	57,726	2,467	-	60,193
	$296,528	$16,113	$-	$312,641

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$23,561	$1,399	$-	$24,960
Federal National Mortgage Association	30,378	1,743	-	32,121
	$53,939	$3,142	$-	$57,081
Held to maturity:
Federal Home Loan Mortgage Corporation	$112,501	$5,622	$69	$118,054
Federal National Mortgage Association	104,023	3,375	169	107,229
Governmental National Mortgage
Association	59,277	980	4	60,253
	$275,801	$9,977	$242	$285,536

Contractual maturity data for mortgage-backed securities is as follows:

	June 30, 2010
	Amortized
	Cost	Fair Value
	(In Thousands)
Available for sale:
Due after five through ten years	$12,314	$13,204
Due after ten years	36,639	39,355
	$48,953	$52,559
Held to maturity:
Due within one year	$19	$19
Due after one through five years	130	140
Due after five through ten years	16,656	17,780
Due after ten years	279,723	294,702
	$296,528	$312,641

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. MORTGAGE-BACKED SECURITIES (CONT’D)

The amortized cost and carrying values shown above are by contractual final maturity.  Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties.

There were no unrealized losses as of June 30, 2010 related to mortgage-backed securities. The age of unrealized gross losses and the fair value of related mortgage-backed securities at March 31, 2010 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
March 31, 2010:
Held to maturity:
Federal Home Loan Mortgage Corporation	$9,950	$69	$-	$-	$9,950	$69
Federal National Mortgage Association	24,460	168	90	1	24,550	169
Governmental National Mortgage Association	10,556	4	-	-	10,556	4
	$44,966	$241	$90	$1	$45,056	$242

There were no sales of mortgage-backed securities available for sale or held to maturity during the period ended June 30, 2010.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT’D)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and March 31, 2010 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
June 30, 2010:	(In Thousands)
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$23,450	$-	$23,450	$-
Federal National Mortgage Association	29,109	-	29,109	-
U.S. Government agencies	15,156	-	15,156	-
Total securities available for sale	$67,715	$-	$67,715	$-
March 31, 2010:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$24,960	$-	$24,960	$-
Federal National Mortgage Association	32,121	-	32,121	-
U.S. Government agencies	15,062	-	15,062	-
Total securities available for sale	$72,143	$-	$72,143	$-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and March 31, 2010 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
(In Thousands)
June 30, 2010:
Impaired Loans	$-	$-	$-	$-
March 31, 2010:
Impaired Loans	$436	$-	$436	$-

There were no liabilities measured at fair value on a recurring and non-recurring basis at June 30, 2010 and March 31, 2010.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010 and March 31, 2010.

Cash and Cash Equivalents, Interest Receivable and Interest Payable (Carried at Cost)

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents, interest receivable and interest payable approximate their fair values.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT’D)

Securities

The fair value of all securities, whether classified as available for sale (carried at fair value) or held to maturity (carried at cost), is determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Securities that we measure on a recurring basis are limited to our available-for-sale portfolio. The fair values of these securities are obtained from quotes received from an independent broker. The Company’s broker provides it with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available.

Loans Receivable (Carried at Cost)

Fair value is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

Impaired Loans (Carried based on Discounted Cash Flows)

Impaired loans are those accounted for under ASC Topic 310 “Accounting by Creditors for Impairment of a Loan” in which the Company has measured impairment generally based on either the fair value of the loan’s collateral or discounted cash flows. These assets are included as Level 2 fair values since they are based on observable inputs that are significant to the discounted cash flow measurement. The carrying value  at  March 31, 2010  consists of  one  residential  real  estate  loan  with  a  balance  of $517,000 less a partial charge-off of $81,000 which represented a loss due to the troubled debt restructuring of this loan.

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

As of June 30, 2010 and March 31, 1010, the fair value of the commitments to extend credit were not considered to be material.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT’D)

The carrying amounts and fair values of financial instruments are as follows:

	June 30, 2010		March 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:	(In Thousands)
Cash and cash equivalents	$43,159	$43,159	$33,461	$33,461
Securities available for sale:
Investment	15,156	15,156	15,062	15,062
Mortgage-backed	52,559	52,559	57,081	57,081
Securities held to maturity:
Investment	183,307	184,816	159,969	159,511
Mortgage-backed	296,528	312,641	275,801	285,536
Net loans receivable	471,404	482,685	477,516	485,068
Federal Home Loan Bank of New York stock	7,153	7,153	7,157	7,157
Interest receivable	4,185	4,185	4,377	4,377
Financial liabilities:
Deposits	807,448	812,395	758,152	762,521
FHLB advances	121,875	132,027	123,737	132,070
Interest payable	470	470	471	471

11. SALE OF BRANCH

On July 2, 2010, the Bank closed its Botany Avenue branch and transferred all accounts to its existing Lakeview Avenue branch. In July 2010, a net loss of approximately $10,000 was recognized on the disposal of $14,000 in net furnishings and equipment. There is currently a contract for sale on the property which has a net book value of $154,000 in land, buildings and improvements.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)”. The amendments with ASU 2010-06 require new disclosures as follows: (1)  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.(2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: (1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets  and  provide a cross reference to the

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. RECENT ACCOUNTING PRONOUNCEMENTS (CONT’D)

guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the applicable portion of this standard did not have a material impact on the consolidated financial statements. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss”. These amendments will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Company does not expect this new standard will have a material impact on its consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
ITEM 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations.  The Company’s actual results could differ materially from those management expectations.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.  Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 under “Item 1A. Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Overview of Financial Condition and Results of Operations

The Company’s results of operations depend primarily on its net interest income, which is a direct result of the interest rate environment.  Net interest income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. It is a function of the average balances of loans and securities versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and securities and the cost of those deposits and borrowed funds.

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 49.2% and 42.3%, respectively, of total assets at June 30, 2010, as compared to 47.6% and 44.7%, respectively, at March 31, 2010. Cash and cash equivalents increased to 3.9% of total assets at June 30, 2010, as compared to 3.1% at March 31, 2010. The Company’s investment and mortgage-backed securities portfolios consist of only U.S. government-sponsored or guaranteed enterprises.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (“FHLB”).  Deposits increased $49.30 million, or 6.5%, between March 31, 2010 and June 30, 2010, and borrowed funds decreased by $1.86 million, or 1.5%, during this period. The balance in borrowed funds was $121.88 million at June 30, 2010 as compared to $123.74 million at March 31, 2010. During the three months ended June 30, 2010, $1.86 million of long-term borrowings were repaid in accordance with their original terms.

Net interest income increased $1.86 million, or 40.6%, during the three months ended June 30, 2010, when compared with the same 2009 period.  This increase in net interest income was due to a $535,000 increase in total interest income coupled with a decrease in total interest expense of $1.3 million. Average interest-earning assets increased $126.2 million, or 14.2% during the three months ended June 30, 2010, while average interest-bearing liabilities increased $105.3 million, or 13.4%, when compared with the same 2009 period. The $20.9 million increase in average net interest-earning assets was mainly attributable to increases of $4.5 million in loans and $128.6 million in securities coupled with a decrease of $20.4 million in borrowings, partially offset by an

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

increase of $125.7 million in average interest-bearing deposits and a decrease of $6.9 million in other interest-earning assets. The net interest rate spread increased 57 basis points during the three months ended June 30, 2010, to 2.26% from 1.69%. This was due to a 97 basis point decrease in the cost of interest-bearing liabilities which was partially offset by a decrease of 40 basis points in the yield earned on interest-earning assets. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended June 30, 2010, non-interest income decreased $17,000, or 5.9% as compared to 2009. The provision for loan losses recorded were $-0- and $100,000, respectively, for the three months ended June 30, 2010 and 2009, and non-interest expenses decreased $279,000, or 7.7% between periods.

Changes in Financial Condition

The Company’s assets at June 30, 2010 totaled $1.11 billion, which represents an increase of $45.9 million or 4.3% as compared with $1.07 billion at March 31, 2010.

Cash and cash equivalents increased $9.7 million, or 29.0% to $43.2 million at June 30, 2010 as compared to $33.5 million at March 31, 2010, as some funds from the increase in deposits during the quarter had not yet been redeployed into higher yielding assets.

Securities available for sale at June 30, 2010 decreased $4.4 million, or 6.1% to $67.7 million from $72.1 million at March 31, 2010. The decrease during the three months ended June 30, 2010 resulted primarily from maturities, calls, and repayments, totaling $15.0 million, partially offset by purchases of $10.0 million and an increase in the unrealized gain of $558,000 on the portfolio.

Securities held to maturity at June 30, 2010 increased $44.0 million, or 10.1% to $479.8 million from $435.8 million at March 31, 2010.  The increase during the three months ended June 30, 2010, resulted primarily from purchases of securities totaling $125.0 million¸ partially offset by maturities, calls and repayments totaling $81.0 million.

Net loans at June 30, 2010 decreased $6.1 million, or 1.3% to $471.4 million when compared with $477.5 million at March 31, 2010.  The decrease during the three months ended June 30, 2010, resulted primarily from repayment levels on loans exceeding the origination volume. The largest decrease in the loan portfolio was in one-to four family real estate loans which decreased $8.0 million, or 1.8%.

Total liabilities increased $46.44 million, or 5.2% to $938.16 million at June 30, 2010 from $891.72 million at March 31, 2010.  Deposits at June 30, 2010 increased $49.30 million, or 6.5% to $807.45 million when compared with $758.15 million at March 31, 2010, as the Bank continued to offer  competitive rates on its deposit products and opened a new branch office in May 2010.  Borrowed funds decreased $1.86 million, or 1.5% to $121.88 million at June 30, 2010, as compared with $123.74 million at March 31, 2010.  During the three months ended June 30, 2010, $1.8 million of long-term borrowings were repaid in accordance with their original terms. At June 30, 2010, the remaining borrowings of $121.88 million had an average interest rate of 3.86%.

Stockholders’ equity totaled $175.5 million and $176.0 million at June 30, 2010 and March 31, 2010, respectively. The decrease of $538,000, or 0.3%, for the three months ended June 30, 2010, resulted primarily from the repurchase of approximately 298,000 shares of the Company common stock for an aggregate of $2.7 million, and aggregate cash dividends paid of $536,000, partially offset  by  net  income

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition (Cont’d)

of $2.2 million, ESOP shares committed to be released of $170,000, $22,000 for stock options and restricted stock awards earned under the Company’s 2005 Equity Incentive Plan and related tax benefits, and a net increase in unrealized gains on available for sale securities, net of tax, of $335,000 on the available for sale securities portfolios.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

Net income increased $1.3 million, or 157.1% to $2.17 million for the three months ended June 30, 2010 compared with $844,000 for the same 2009 period.  The increase in net income during the 2010 period resulted primarily from an increase of $1.86 million, or 40.6%, in net interest income coupled with a decrease of $100,000, or 100.0%, in provision for loan losses, and a decrease of $279,000, or 7.7%, in non-interest expense to $3.35 million, for the three months ended June 30, 2010 from $3.62 million for the three months ended June 30, 2009. This was partially offset by an increase in income taxes of $896,000, or 291.9% to $1.2 million for the three months ended June 30, 2010 as compared to $307,000 for the three months ended June 30, 2009.

Interest income on loans decreased by $119,000, or 1.9% to $5.99 million during the three months ended June 30, 2010, when compared with $6.11 million for the same 2009 period.  The decrease during the 2010 period mainly resulted from a decrease in the yield earned on the loan portfolio of 15 basis points, to 5.05% from 5.20%, partially offset by an increase of $4.5 million, or 1.0% in the average balance when compared to the same period in 2009. Interest income on mortgage-backed securities increased $132,000, or 3.3% to $4.13 million during the three months ended June 30, 2010, when compared with $4.00 million for the same 2009 period.  The increase during the 2010 period resulted from an increase of $34.0 million, or 11.1% in the average balance of mortgage-backed securities outstanding, partially offset by a decrease of 36 basis points in the yield earned on mortgage-backed securities to 4.84% from 5.20%. Interest earned on investment securities increased by $552,000, or 78.5% to $1.26 million during the three months ended June 30, 2010, when compared to $703,000 during the same 2009 period, due to an increase in the average balance of $94.6 million, or 108.0%, partially offset by a 45 basis point decrease in yield to 2.76% from 3.21%. The balance of mortgage-backed and investment securities increased as funds generated from the increase in deposits primarily were invested into these type assets.  Interest earned on other interest-earning assets decreased by $30,000, or 26.8% to $82,000 during the three months ended June 30, 2010, when compared to $112,000 during the same 2009 period primarily due to a decrease of 2 basis points in yield to 1.65% from 1.67%, coupled with a decrease of $6.9 million, or 25.7%, in the average balance. Other interest-earning assets decreased due to cash and cash equivalents being redeployed into higher yielding assets.

Interest expense on deposits decreased $1.13 million, or 22.8% to $3.82 million during the three months ended June 30, 2010, when compared to $4.95 million during the same 2009 period.  Such decrease was primarily attributable to a decrease of 109 basis points in the cost of interest-bearing deposits to 1.98% from 3.07%, partially offset by an increase of $125.7 million, or 19.5% in the average balance of interest-bearing deposits.  The decrease on the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased approximately $193,000, or 14.0% to $1.19 million during the three months ended June 30, 2010 when compared with $1.38 million during the same 2009 period. Such decrease was primarily attributable to a decrease of $20.4 million, or 14.3% in the average balance of borrowings, partially offset by an increase of 1 basis point in the cost of borrowings to 3.87%

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009 (Cont’d.)

from 3.86%. Net interest income increased $1.96 million, or 40.6% during the three months ended June 30, 2010, to $6.45 million when compared to $4.59 million for the same 2009 period.  Such increase was due to a $535,000  increase  in  total  interest  income  coupled  with a  decrease  in  total  interest  expense of $1.32 million. Average interest-earning assets increased $126.2 million, or 14.2% during the three months ended June 30, 2010 while average interest-bearing liabilities increased $105.3 million, or 13.4%. The $126.2 million increase in average interest-earning assets was attributable to increases of $4.5 million in loans, $34.0 million in mortgage- backed securities, and $94.6 million in investment securities, partially offset by decreases of $6.9 million in other interest-earning assets. Loans, mortgage-backed and investment securities increased primarily due to the redeployment of repayments, maturities and calls of mortgage-backed and investment securities and growth in deposits into higher yielding assets. Other interest-earning assets decreased due to cash and cash equivalents being redeployed into higher yielding assets. The $105.3 million increase in average interest-bearing liabilities was primarily due to an increase of $125.7 million in interest-bearing deposits partially offset by a decrease of $20.4 million in borrowings. The net interest rate spread increased 57 basis points due to a 97 basis points decrease in the cost of interest-bearing liabilities, partially offset by a decrease of 40 basis points in the yield earned on interest-earning assets.

There was no provision for loan losses recorded during the three months ended June 30, 2010 as compared to $100,000 recorded during the same period in 2009. The allowance for loan losses is based on management’s evaluation of the risk inherent in the Bank’s loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2010 and 2009, the Bank’s non-performing loans, all of which were delinquent ninety days or more, and all of which were in a nonaccrual status, totaled $2.6 million and $1.4 million, respectively, representing 0.54% and 0.30%, respectively, of total gross loans, and 0.23% and 0.14%, respectively, of total assets at the end of each period. At March 31, 2010, nonaccrual loans totaled $2.5 million, or 0.51% and 0.23% of total gross loans and total assets, respectively. During the three months ended June 30, 2010 and 2009, the Bank did not charge off any loans. At June 30, 2010, non-performing loans consisted of eleven loans secured by one-to four family residential real estate, one loan secured by commercial real estate, and one loan secured by a multi-family dwelling, while at June 30, 2009, non-performing loans consisted of nine one-to four family residential real estate loans. All non-performing loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $2.0 million and $2.2 million at June 30, 2010 and March 31, 2010, respectively. There were no specific reserves required on the impaired loans for both period-ends. The allowance for loan losses amounted to $2.1 million for both periods ended June 30, 2010 and March 31, 2010, representing 0.43% of total gross loans at June 30, 2010 and March 31, 2010 and 0.38% of total gross loans at June 30, 2009.

Non-interest income was $273,000 and $290,000 for the three months ended June 30, 2010 and 2009 respectively.

Non-interest expense decreased $279,000, or 7.7%, to $3.35 million for the three months ended June 30, 2010 as compared to $3.62 million for the three months ended June 30, 2009. The decrease was primarily the result of decreases of $417,000, or 66.0%, in federal deposit insurance premiums, and $62,000, or 3.51%, in salaries and employee benefits, and $56,000, or 25.0%, in directors’ compensation, partially offset by an increase of $ 208,000, or 84.9%, in occupancy expense of premises.  The decrease in federal deposit insurance premiums in the 2010 period was due to increased assessments in the 2009 period that

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009 (Cont’d.)

resulted from a special emergency assessment imposed to increase the Deposit Insurance Fund in order to cover current and future losses from failed financial institutions.  Salaries and employee benefits and directors’ compensation decreased in 2010 due to reduced expenses associated with grants under the Company’s 2005 Equity Incentive Plan. The increase in occupancy expense of premises was mainly due to costs associated with new branch locations which opened in November 2009 and May 2010, and the renovation and repairs of other branch premises.

Income taxes totaled $1.2 million and $307,000 during the three months ended June 30, 2010 and 2009, respectively.  The increase of $896,000, or 291.9% during the 2010 period resulted from higher pre-tax income, coupled with an increase in the overall effective income tax rate which was 35.7% in the 2010 period, compared with 26.7% for 2009.  The Company’s effective tax rate increases when overall income increases as tax exempt income recognized from the cash surrender value of bank owned life insurance accounts for a smaller percentage of overall income.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $110.9 million, or 10.0% of total assets at June 30, 2010 as compared to $105.6 million, or 9.9% of total assets at March 31, 2010.

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company on a stand-alone basis is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  On a stand-along basis, at June 30, 2010, the Company had liquid assets of $6.1 million.

Cash was generated by operating and financing activities during the three months ended June 30, 2010.  The primary source of cash was net income and a net increase in deposits.  The Company declared and paid a cash dividend during the three months ended June 30, 2010, totaling $536,000.

The Company’s primary investing activities are lending and the purchases of securities. Net loans amounted to $471.4 million and $477.5 million at June 30, 2010 and March 31, 2010, respectively.  Securities, including available for sale and held to maturity issues, totaled $547.6 million and $507.9 million at June 30, 2010 and March 31, 2010, respectively.  In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments,  maturities, and calls on existing loans and securities.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as interest-bearing deposits.  If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow funds from the FHLB up to approximately $94.9 million under an overnight line of credit, and $94.9 million under a one-month adjustable rate overnight repricing line of credit agreement. The Bank’s membership in FHLB also provides access to additional sources of borrowed funds based on the Bank’s ability to collateralize such borrowings. At June 30, 2010, advances from the FHLB amounted to $121.9 million at a weighted average rate of 3.86%. Additionally, the Company has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under unsecured overnight lines of credit at a daily adjustable rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2010, the Bank had outstanding commitments to originate loans totaling approximately $4.6 million, which included $3.9 million for fixed-rate mortgage loans with interest rates ranging from 4.375% to 5.50%, a $675,000 adjustable rate mortgage loan with an initial rate of 4.50%, and a $16,000 fixed rate second mortgage loan with an interest rate of 5.25%.

At June 30, 2010, the Bank had outstanding commitments to purchase a $500,000 participation in a $2.6 million construction loan with an adjustable interest rate of 2.50% over the one month London Interbank Offering Rate and a floor of 6.25%. In addition, the Bank has a commitment to purchase a $500,000 participation in a $1.7 million construction loan with an adjustable interest rate at the Prime Rate with a floor of 5.25%.

At June 30, 2010, the Bank also had commitments outstanding to purchase $11.5 million in Federal National Mortgage Association step-up bonds with initial interest rates ranging from 2.25% to 3.00%. In addition, at June 30, 2010, the Bank had commitments outstanding related to the renovation of new branch offices as well as repairs at existing branches totaling approximately $145,000.

At June 30, 2010, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $4.2 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Certificates of deposit scheduled to mature in one year or less at June 30, 2010, totaled $408.3 million, or 63.8% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances scheduled to mature in one year or less at June 30, 2010 totaled $28.1 million.

Under OTS regulations, three separate measurements of capital adequacy (the “Capital Rule”) are required.  The Capital Rule requires each savings institution to maintain tangible capital equal of at least 1.5% and core capital equal of at least 4.0% of its adjusted total assets.  The Capital Rule further requires each savings institution to maintain total capital equal of at least 8.0% of its risk-weighted assets.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Bank’s capital position at June 30, 2010, as compared to the minimum regulatory capital requirements:

			OTS Requirements
			Minimum Capital		For Classification as
	Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

Total capital
(to risk-weighted assets)	$158,045	40.87%	$30,933	8.00%	$38,667	10.00%
Tier 1 capital
(to risk-weighted assets)	155,995	40.34	15,467	4.00	23,200	6.00
Core (tier 1) capital
(to adjusted total assets)	155,995	14.09	44,277	4.00	55,346	5.00
Tangible capital
(to adjusted tangible assets)	155,995	14.09	16,604	1.50	-	-

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
ITEM 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management of Interest Rate Risk.  The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time.  The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

Because the Bank’s interest-bearing liabilities which mature or reprice within short periods exceed its interest-earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

The Bank manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect the earnings of the Bank while decreases in interest rates may beneficially affect earnings.  To reduce the potential volatility of earnings, management seeks to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, adjustable-rate mortgage loans are originated for retention in the loan portfolio.  The ability to originate adjustable-rate loans depends to a great extent on market interest rates and borrowers’ preferences.  As an alternative to adjustable-rate mortgage loans, the Bank offers fixed-rate mortgage loans with maturities of fifteen years or less.  This product enables the Bank to compete in the fixed-rate mortgage market while maintaining a shorter maturity.  Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans.  In recent years investment securities with terms of three years or less and adjustable-rate mortgage-backed securities have been used to help manage interest rate risk. The Bank does not participate in hedging programs such as interest rate swaps or other activities involving the use of derivative financial instruments.

The Bank’s Risk Management Committee communicates, coordinates and controls all aspects involving asset/liability management.  The committee establishes and monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Net Portfolio Value.  The Bank uses a combination of internal and external analyses to quantitively model, measure and monitors their expose to interest rate risk.  The external interest rate sensitivity analysis is prepared by the Office of Thrift Supervision to review the level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value (“NPV”) of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  Interest rate risk is measured by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The internal quantitative analysis utilized by management measures interest rate risk from both a capital and earnings perspective. Like the Office of Thrift Supervision model, the Bank’s internal interest rate risk analysis calculates sensitivity of the Bank’s NPV ratio to movements in interest rates. Both the Office of Thrift Supervision and internal models measure the Bank’s NPV ratio in a “base case” scenario that assumes no change in interest rates as of the measurement date.  Both models measure the change in the NPV ratio throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up 100, 200 and 300 basis points and down 100 basis points. Both models generally require that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain “down rate” scenarios during periods of lower market interest rates.  The Bank’s interest rate risk policy as approved by the Board of Directors, establishes acceptable change levels in the NPV ratio throughout the scenarios modeled.  The differences in results between the two models are primarily due to the assumptions used for loan prepayment rates and deposit decay rates.

The results of the Bank’s internal NPV analysis, have been generally consistent with those of the external analysis prepared by OTS. The following table presents the results of the Bank’s internal NPV analysis as of March 31, 2010, the most recent date the Bank’s NPV was calculated. Given the current economic environment, the Bank expects that its NPV values as of June 30, 2010 do not materially differ from the results presented below.  This data is for the Bank and its subsidiary only and does not include any assets of the Company.

				Net Portfolio Value as % of
Basis Point	Net Portfolio Value			Present Value of Assets
Change in Rates (1)	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300 bp	$ 82,493	$ (86,775)	(51)%	8.65%	(705)	bp
200	115,223	(54,045)	(32)	11.55	(415)
100	145,532	(23,736)	(14)	13.99	(171)
0	169,268	-	-	15.70	-
(100)	179,241	9,972	6	16.27	57

(1) The -200 bp and -300 bp scenarios are not shown due to the low prevailing interest rate environment.

The table above illustrates that the Bank’s NPV would be negatively impacted by an increase in interest rates. Because the Bank’s interest-bearing liabilities which mature or reprice within short periods exceed its interest-earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Net Portfolio Value (Cont’d).  Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the NPV model presented assumes that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
ITEM 4:
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s  “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely  decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010 as filed with Securities and Exchange Commission on June 9, 2010, which could materially affect our business, financial condition or future results. Except as set forth below, as of June 30, 2010, the risk factors of the Company have not changed materially from those disclosed in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended June 30, 2010.

	Total Number of	Average	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares That May Yet Be Purchased Under
	Shares	Price Paid	Announced Plan	the Plans or
Period	Purchased (1)	Per Share	or Programs	Programs

April 1 - April 30, 2010	10,108	$9.56	10,108	287,892
May 1 - May 31, 2010	111,902	9.23	111,902	175,990
June 1 - June 30, 2010	175,990	8.96	175,990	-
Total	298,000	$9.08	298,000
_______________________
(1) On March 3, 2010, the Company announced that the Board of Directors had approved its ninth stock repurchase program authorizing the Company to repurchase up to 300,000 shares of the Company's common stock.

ITEM 3. Defaults Upon Senior Securities

  None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

  None.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
PART II

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Clifton Savings Bancorp, Inc. (1)
3.2	By-Laws of Clifton Savings Bancorp, Inc. (2)
4.1       Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
          _______________________________
(1)
Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004 (File No. 000-50358).

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON SAVINGS BANCORP, INC.

Date: August 9, 2010	By:	/s/ John A. Celentano, Jr.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	By:	/s/ Christine R. Piano
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)