Form 10-Q
period 2010-09-30
CLIFTON SAVINGS BANCORP INC
filed 2010-11-09
CIK 1240581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No.  0-50358

CLIFTON SAVINGS BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

United States (State or Other Jurisdiction of Incorporation or Organization)	34-1983738 (IRS Employer Identification No.)

1433 Van Houten Avenue, Clifton, New Jersey (Address of Principal Executive Offices)	07015 (Zip Code)

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2010: 26,137,248 shares outstanding.

                                CLIFTON SAVINGS BANCORP, INC.
AND SUBSIDIARIES

INDEX

		Page
PART I - FINANCIAL INFORMATION		Number

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition (Unaudited)
	at September 30, 2010 and March 31, 2010	1

	Consolidated Statements of Income (Unaudited) For the Three
	and Six Months Ended September 30, 2010 and 2009	2

	Consolidated Statements of Comprehensive Income (Unaudited) For the
	Three and Six Months Ended September 30, 2010 and 2009	3

	Consolidated Statements of Cash Flows (Unaudited) For the
	Six Months Ended September 30, 2010 and 2009	4 - 5

	Notes to Consolidated Financial Statements	6 - 16

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17 - 25

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	26 - 28

Item 4:	Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	30
Item 1A:	Risk Factors	30
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3:	Defaults Upon Senior Securities	30

Item 4:	(Removed and Reserved)	30

Item 5:	Other Information	30
Item 6:	Exhibits	31

SIGNATURES		32

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data, Unaudited)

	September 30,	March 31,
	2010	2010
ASSETS

Cash and due from banks	$26,644	$21,671
Interest-bearing deposits in other banks	32,803	11,790
Cash and Cash Equivalents	59,447	33,461
Securities available for sale, at fair value:
Investment	15,096	15,062
Mortgage-backed	47,535	57,081
Securities held to maturity, at cost:
Investment, fair value of $212,137 and $159,511, respectively	209,710	159,969
Mortgage-backed, fair value of $308,068 and $285,536, respectively	292,773	275,801

Loans receivable	461,865	479,566
Allowance for loan losses	(2,210)	(2,050)
Net Loans	459,655	477,516

Bank owned life insurance	26,279	22,835
Premises and equipment	8,423	9,612
Federal Home Loan Bank of New York stock	7,068	7,157
Interest receivable	4,277	4,377
Other assets	5,880	4,836
Total Assets	$1,136,143	$1,067,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$6,695	$6,828
Interest bearing	814,237	751,324
Total Deposits	820,932	758,152

Advances from Federal Home Loan Bank of New York	119,992	123,737
Advance payments by borrowers for taxes and insurance	4,838	5,193
Other liabilities and accrued expenses	13,437	4,633
Total Liabilities	959,199	891,715

Stockholders' Equity
Preferred stock ($.01 par value), 1,000,000 shares
authorized; shares issued or outstanding - none	-	-
Common stock ($.01 par value), 75,000,000 shares
authorized; 30,530,470 shares issued, 26,137,248 shares outstanding at
September 30, 2010; 26,398,079 shares outstanding at March 31, 2010	305	305
Paid-in capital	135,608	135,921
Deferred compensation obligation under Rabbi Trust	241	233
Retained earnings	92,656	89,361
Treasury stock, at cost; 4,393,222 shares at September 30, 2010;
4,132,391 shares at March 31, 2010	(47,372)	(45,050)
Common stock acquired by Employee Stock Ownership
Plan ("ESOP")	(6,045)	(6,411)
Accumulated other comprehensive income	1,761	1,820
Stock held by Rabbi Trust	(210)	(187)
Total Stockholders' Equity	176,944	175,992
Total Liabilities and Stockholders' Equity	$1,136,143	$1,067,707

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest Income:
Loans	$5,800	$6,116	$11,786	$12,222
Mortgage-backed securities	4,046	4,327	8,177	8,325
Investments securities	1,404	686	2,659	1,389
Other interest-earning assets	87	115	169	227
Total Interest Income	11,337	11,244	22,791	22,163
Interest Expense:
Deposits	3,893	4,647	7,714	9,601
Advances	1,184	1,373	2,372	2,753
Total Interest Expense	5,077	6,020	10,086	12,354

Net Interest Income	6,260	5,224	12,705	9,809
Provision for Loan Losses	160	333	160	433
Net Interest Income after Provision for Loan Losses	6,100	4,891	12,545	9,376

Non-Interest Income:
Fees and service charges	57	56	105	114
Bank owned life insurance	226	229	444	455
Net gain on sale of premises and equipment	329	-	329	-
Other	6	7	13	13
Total Non-Interest Income	618	292	891	582

Non-Interest Expenses:
Salaries and employee benefits	1,670	1,763	3,376	3,531
Occupancy expense of premises	408	292	861	538
Equipment	254	221	508	442
Directors' compensation	197	223	365	447
Advertising	86	82	162	139
Legal	96	53	130	105
Federal deposit insurance premium	222	187	437	820
Other	411	417	850	840
Total Non-Interest Expenses	3,344	3,238	6,689	6,862

Income before Income Taxes	3,374	1,945	6,747	3,096
Income Taxes	1,191	624	2,394	931
Net Income	$2,183	$1,321	$4,353	$2,165

Net Income per Common Share:
Basic	$0.09	$0.05	$0.17	$0.08
Diluted	$0.09	$0.05	$0.17	$0.08

Dividends per common share	$0.06	$0.05	$0.12	$0.10

Weighted Average Number of Common Shares and Common
Stock Equivalents Outstanding:
Basic	25,523,522	26,021,053	25,608,144	26,020,381
Diluted	25,523,522	26,087,476	25,608,144	26,084,951

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Unaudited)

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net income	$2,183	$1,321	$4,353	$2,165

Other comprehensive income (loss):
Gross unrealized holding gain (loss) on securities available for sale, net of income taxes (benefit) of ($269) and $324,
($46) and 167, respectively	(404)	487	(69)	252
Benefit plans, net of income taxes of $4 and $4,
$7 and $9, respectively	5	7	10	13
Other comprehensive income (loss)	(399)	494	(59)	265
Comprehensive income	$1,784	$1,815	$4,294	$2,430

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months
	Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,353	$2,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	253	225
Net accretion of deferred fees and costs, premiums and discounts	(120)	(100)
Amortization of component of net periodic pension cost	16	22
Provision for loan losses	160	433
Net (gain) on sale of premises and equipment	(329)	-
Decrease (increase) in interest receivable	100	(113)
Deferred income tax benefit	(89)	(632)
Decrease (increase) in other assets	242	(45)
(Decrease) in accrued interest payable	(14)	(33)
Increase in other liabilities	8,818	223
(Increase) in cash surrender value of bank owned life insurance	(444)	(454)
ESOP shares committed to be released	327	390
Restricted stock expense	21	529
Stock option expense	66	66
Increase in deferred compensation obligation under Rabbi Trust	8	13
Net cash provided by operating activities	13,368	2,689

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Investment securities available for sale	10,000	-
Mortgage-backed securities available for sale	9,438	13,140
Investment securities held to maturity	90,025	15,000
Mortgage-backed securities held to maturity	31,742	38,488
Redemptions of Federal Home Loan Bank of New York stock	168	399
Proceeds from sale of premises and equipment	493	-
Purchases of:
Investment securities available for sale	(10,000)	(5,000)
Investment securities held to maturity	(139,707)	(30,000)
Mortgage-backed securities held to maturity	(48,614)	(102,881)
Loans receivable	-	(1,877)
Bank owned life insurance	(3,000)	-
Premises and equipment	(385)	(530)
Federal Home Loan Bank of New York stock	(80)	(656)
Net decrease (increase) in loans receivable	17,622	(17,929)
Net cash used in investing activities	(42,298)	(91,846)

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)
(In Thousands, Unaudited)

	Six Months
	Ended September 30,
	2010	2009
Cash flows from financing activities:
Net increase in deposits	$ 62,780	$ 56,430
Increase in short-term advances from Federal Home Loan Bank of New York	-	7,000
Principal payments on advances from Federal Home Loan Bank of New York	(3,745)	(8,866)
Net (decrease) increase in payments by borrowers for taxes and insurance	(355)	287
Minority dividends paid	(1,058)	(921)
Purchase of treasury stock	(2,707)	(398)
Income tax benefit from stock based compensation	1	4
Net cash provided by financing activities	54,916	53,536

Net increase in cash and cash equivalents	25,986	(35,621)
Cash and cash equivalents - beginning	33,461	51,126
Cash and cash equivalents - ending	$ 59,447	$ 15,505

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$ 10,100	$ 12,387
Income taxes paid	$ 3,733	$ 1,517

Non cash activities:
Reclass property from premises and equipment to land held for sale	$ 1,157	$ -

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended September 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2010, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 9, 2010.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2010, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date this document was filed.

3. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and six months ended September 30, 2010 does not include incremental shares related to outstanding stock options due to their anti-dilutive impact. The calculation of diluted EPS for the three and six months ended September 30, 2009 includes incremental shares related to outstanding stock options of 66,423 and 64,570, respectively. Shares issued

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS PER SHARE (EPS) (CONT’D)

and reacquired during any period are weighted for the portion of the period they were outstanding.

4. DIVIDEND WAIVER

During the three and six months ended September 30, 2010 and 2009, Clifton MHC (“MHC”), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Office of Thrift Supervision (“OTS”), to receive cash dividends of approximately $1.0 million and $2.0 million, and $840,000 and $1.7 million, respectively, on the shares of Company common stock it owns. The cumulative amount of dividends waived by the MHC through September 30, 2010 was approximately $21.2 million. The dividends waived are considered a restriction on the retained earnings of the Company.

5. STOCK REPURCHASE PLAN

On March 3, 2010, the Company’s Board of Directors authorized the Company’s ninth repurchase plan for up to 300,000 shares of the Company’s outstanding common stock, representing approximately 3% of the outstanding shares owned by entities other than the MHC on that date. During the six months ended September 30, 2010, 298,000 shares were repurchased under this plan at a total cost of approximately $2.7 million, or $9.08 per share. This stock repurchase program was completed on June 30, 2010. No repurchases of shares were made during the three months ended September 30, 2010.

6. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the director’s retirement plan and former President’s post-retirement health care plan were as follows:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In Thousands)

Service cost	$15	$20	$30	$40
Interest cost	37	38	74	76
Amortization of past service cost	10	12	20	24
Amortization of unrecognized net (gain)	(2)	(1)	(4)	(2)

Net periodic benefit cost	$60	$69	$120	$138

7. STOCK-BASED COMPENSATION

On May 26, 2010, stock options to purchase 164,875 shares of common stock at an exercise price of $8.84 and 35,000 shares of restricted stock were awarded under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. At September 30, 2010, there were 786 shares remaining for future option grants and 191 shares remaining available for future restricted stock awards under the plan.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCK-BASED COMPENSATION (CONT’D)

The restricted stock awarded on May 26, 2010 had a grant date fair value of $8.84 per share with 20% vesting annually over a five year period. During the three and six months ended September 30, 2010, $16,000 and $21,000, respectively, an expense was recognized in regard to these awards and $6,000 and $8,000, respectively, in income tax benefits resulted from this expense. Expected future compensation expense relating to the 35,000 non-vested restricted shares outstanding at September 30, 2010 is $288,000 over a weighted average period of 4.7 years.

The fair value of the options granted on May 26, 2010 as computed using the Black-Scholes option-pricing model, was determined to be $2.65 per option based upon the following assumptions as of the grant date: the risk free interest rate, expected option life, expected stock price volatility, and dividend yield of 2.68%, 6.5 years, 36.55%, and 2.71%, respectively. The options vest 20% annually over a five year period. During the three and six months ended September 30, 2010, $49,000 and $66,000, respectively, in expense was recognized in regard to these options, and $18,000 and $24,000, respectively, in income tax benefits resulted from this expense. Expected future compensation expense relating to the 164,875 non-vested options outstanding at September 30, 2010 is $372,000 over a weighted average period of 4.7 years.

8. INVESTMENT SECURITIES

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:	(In Thousands)
Federal Home Loan Mortgage Corporation	$5,000	$7	$-	$5,007
Federal National Mortgage Association	5,000	37	-	5,037
Federal Home Loan Banks	5,000	52	-	5,052
	$15,000	$96	$-	$15,096

Held to maturity:
Federal Farm Credit Banks	$10,000	$178	$-	$10,178
Federal Home Loan Banks	43,600	445	-	44,045
Federal Home Loan Mortgage Corporation	49,897	597	-	50,494
Federal National Mortgage Association	106,213	1,207	-	107,420
	$209,710	$2,427	$-	$212,137

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:	(In Thousands)
Federal National Mortgage Association	$15,000	$62	$-	$15,062
	$15,000	$62	$-	$15,062

Held to maturity:
Federal Home Loan Mortgage Corporation	$40,000	$166	$178	$39,988
Federal Home Loan Banks	43,760	65	381	43,444
Federal National Mortgage Association	76,209	115	245	76,079
	$159,969	$346	$804	$159,511

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENT SECURITIES (CONT’D)

Contractual maturity data for investment securities is as follows:

	September 30, 2010
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Due after one through five years	$15,000	$15,096
	$15,000	$15,096
Held to maturity:
Due after one through five years	$96,000	$97,652
Due after five through ten years	54,951	55,490
Due after ten years	58,759	58,995
	$209,710	$212,137

There were no unrealized losses related to investment securities at September 30, 2010. The age of unrealized gross losses and the fair value of related investment securities at March 31, 2010 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
March 31, 2010:
Held to maturity:
Federal Home Loan Mortgage Corporation	$19,838	$178	$-	$-	$19,838	$178
Federal National Mortgage Association	44,709	245	-	-	44,709	245
Federal Home Loan Banks	34,629	381			34,629	381
	$99,176	$804	$-	$-	$99,176	$804

There were no sales of investment securities available for sale or held to maturity during the period ended September 30, 2010.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. MORTGAGE-BACKED SECURITIES

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$20,052	$1,365	$-	$21,417
Federal National Mortgage Association	24,490	1,628	-	26,118
	$44,542	$2,993	$-	$47,535
Held to maturity:
Federal Home Loan Mortgage Corporation	$120,351	$6,350	$-	$126,701
Federal National Mortgage Association	117,903	6,231	8	124,126
Government National Mortgage
Association	54,519	2,722	-	57,241
	$292,773	$15,303	$8	$308,068

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$23,561	$1,399	$-	$24,960
Federal National Mortgage Association	30,378	1,743	-	32,121
	$53,939	$3,142	$-	$57,081
Held to maturity:
Federal Home Loan Mortgage Corporation	$112,501	$5,622	$69	$118,054
Federal National Mortgage Association	104,023	3,375	169	107,229
Government National Mortgage
Association	59,277	980	4	60,253
	$275,801	$9,977	$242	$285,536

Contractual maturity data for mortgage-backed securities is as follows:

	September 30, 2010
	Amortized
	Cost	Fair Value
	(In Thousands)
Available for sale:
Due after five through ten years	$11,450	$12,214
Due after ten years	33,092	35,321
	$44,542	$47,535
Held to maturity:
Due within one year	$9	$9
Due after one through five years	113	122
Due after five through ten years	15,462	16,432
Due after ten years	277,189	291,505
	$292,773	$308,068

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

The age of unrealized gross losses and the fair value of related mortgage-backed securities at September 30 and March 31, 2010 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
September 30, 2010:
Held to maturity:
Federal National Mortgage Association	$1,686	$7	$22	$1	$1,708	$8

	$1,686	$7	$22	$1	$1,708	$8
March 31, 2010:
Held to maturity:
Federal Home Loan Mortgage Corporation	$9,950	$69	$-	$-	$9,950	$69
Federal National Mortgage Association	24,460	168	90	1	24,550	169
Government National Mortgage Association	10,556	4	-	-	10,556	4
	$44,966	$241	$90	$1	$45,056	$242

Management does not believe that any of the unrealized losses at September 30, 2010 (two FNMA mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and do not have the intent to sell the securities, and it is more likely than not that the Company and its subsidiaries will not have to sell the securities before recovery of their amortized cost.

There were no sales of mortgage-backed securities available for sale or held to maturity during the period ended September 30, 2010.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and March 31, 2010 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
September 30, 2010:	(In Thousands)
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$21,417	$-	$21,417	$-
Federal National Mortgage Association	26,118	-	26,118	-
U.S. Government agencies:
Federal Home Loan Mortgage Corporation	5,007	-	5,007	-
Federal National Mortgage Association	5,037	-	5,037	-
Federal Home Loan Banks	5,052	-	5,052	-
Total securities available for sale	$62,631	$-	$62,631	$-
March 31, 2010:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$24,960	$-	$24,960	$-
Federal National Mortgage Association	32,121	-	32,121	-
U.S. Government agencies:
Federal National Mortgage Association	15,062	-	15,062	-
Total securities available for sale	$72,143	$-	$72,143	$-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and March 31, 2010 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
(In Thousands)
September 30, 2010:
Impaired Loans	$171	$-	$-	$171
March 31, 2010:
Impaired Loans	$436	$-	$436	$-

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT’D)

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2010 and March 31, 2010.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010 and March 31, 2010.

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

Impaired Loans (Carried based on Discounted Cash Flows)

Impaired loans are those accounted for under ASC Topic 310 “Accounting by Creditors for Impairment of a Loan” in which the Company has measured impairment generally based on either the fair value of the loan’s collateral or discounted cash flows. These assets are included as Level 2 or Level 3 fair values since they are based on either observable inputs that are significant to the discounted cash flow measurement or the fair value of the loan’s collateral. The carrying value at September 30, 2010 consists of one multi-family real estate loan with a balance of $331,000 less a specific reserve of $160,000. The carrying value at March 31, 2010 consists of one residential real estate loan with a balance of $517,000 less a partial charge-off of $81,000 which represented a loss due to the troubled debt restructuring of this loan.

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

As of September 30, 2010 and March 31, 1010, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

	September 30, 2010		March 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial assets:	(In Thousands)
Cash and cash equivalents	$59,447	$59,447	$33,461	$33,461
Securities available for sale:
Investment	15,096	15,096	15,062	15,062
Mortgage-backed	47,535	47,535	57,081	57,081
Securities held to maturity:
Investment	209,710	212,137	159,969	159,511
Mortgage-backed	292,773	308,068	275,801	285,536
Net loans receivable	459,655	474,723	477,516	485,068
Federal Home Loan Bank of New York stock	7,068	7,068	7,157	7,157
Interest receivable	4,277	4,277	4,377	4,377
Financial liabilities:
Deposits	820,932	827,233	758,152	762,521
FHLB advances	119,992	131,859	123,737	132,070
Interest payable	457	457	471	471

11. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)”. The amendments with ASU 2010-06 require new disclosures as follows: (1)  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.(2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: (1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) Disclosures about inputs and valuation

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. RECENT ACCOUNTING PRONOUNCEMENTS (CONT’D)

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

12.  SUBSEQUENT EVENT

On November 8, 2010, the Company, the Bank and Clifton MHC adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion: (1) Clifton MHC will merge with and into the Company, with the Company being the surviving entity (the “MHC Merger”); (2) the Company will merge with and into a newly formed corporation named Clifton Savings Bancorp, Inc. (the “Holding Company”); (3) the shares of common stock of the Company held by persons other than Clifton MHC (whose shares will be canceled) will be converted into shares of common stock of the Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons; and (4) the Holding Company will offer and sell shares of its common stock to certain depositors and borrowers of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

In connection with the Plan of Conversion, shares of the Company’s common stock currently owned by Clifton MHC will be canceled and new shares of common stock, representing the approximate 64.2% ownership interest of Clifton MHC, will be offered for sale by the Holding Company. Concurrent with the completion of the conversion and offering, the Company’s existing public shareholders will receive

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SUBSEQUENT EVENT (CONT’D)

shares of the Holding Company’s common stock for each share of the Company’s common stock they own at that date, based on an exchange ratio to ensure that they will own approximately the same percentage of the Holding Company’s common stock as they owned of the Company’s common stock immediately before the conversion and offering.

At the time of the conversion, a liquidation account will be established in an amount equal to the percentage of the outstanding shares of the Company owned by Clifton MHC before the MHC Merger, multiplied by the Company’s total stockholders’ equity as reflected in the latest statement of financial condition used in the final offering prospectus for the conversion plus the value of the net assets of Clifton MHC as reflected in the latest statement of financial condition of Clifton MHC prior to the effective date of the conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank or the Bank and the Holding Company (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. Neither the Holding Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the OTS.

The transactions contemplated by the Plan of Conversion are subject to approval by the shareholders of the Company, the members of Clifton MHC and the OTS. If the conversion and offering are completed, eligible conversion and offering costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. At September 30, 2010, the Company had incurred approximately $115,000 of conversion costs.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
ITEM 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations.  The Company’s actual results could differ materially from those management expectations.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.  Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 under “Item 1A.Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 49.7% and 40.5%, respectively, of total assets at September 30, 2010, as compared to 47.6% and 44.7%, respectively, at March 31, 2010. Cash and cash equivalents increased to 5.2% of total assets at September 30, 2010, as compared to 3.1% at March 31, 2010. The Company’s investment and mortgage-backed securities portfolios consist of only U.S. government-sponsored or guaranteed enterprises.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (“FHLB”).  Deposits increased $62.8 million, or 8.3%, between March 31, 2010 and September 30, 2010, and borrowed funds decreased by $3.7 million, or 3.0%, during this period. The balance in borrowed funds was $120.0 million at September 30, 2010 as compared to $123.7 million at March 31, 2010. During the six months ended September 30, 2010, $3.7 million of long-term borrowings were repaid in accordance with their original terms.

Net interest income increased $1.04 million, or 19.9%, during the three months ended September 30, 2010, when compared with the same 2009 period.  This increase was due to a $93,000 increase in total interest income coupled with a decrease in total interest expense of $943,000. Average interest-earning assets increased $113.4 million, or 12.1% during the three months ended September 30, 2010, when compared to the same period in 2009, while average interest-bearing liabilities increased $107.5 million, or 13.1%, when compared with the same 2009 period. The $5.9 million increase in average net interest-earning assets was mainly attributable to increases of $120.0 million in the average balance of securities

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

and $6.2 million in the average balance of other interest-earning assets, and a decrease of $20.9 million in the average balance of borrowings, partially offset by a decrease of $12.8 million in the average balance of loans and an increase of $128.4 million in the average balance of interest-bearing deposits. The net interest rate spread increased 26 basis points during the three months ended September 30, 2010, to 2.11% from 1.85% during the same 2009 period. This was due to a 74 basis point decrease in the cost of interest-bearing liabilities which was partially offset by a decrease of 48 basis points in the yield earned on interest-earning assets.

Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended September 30, 2010, non-interest income increased $326,000, or 111.6%, to $618,000 as compared with $292,000 for the same 2009 period, mostly due to a $329,000 net gain on the sale of premises and equipment. The provision for loan losses decreased $173,000, or 52.0%, to $160,000 for the three months ended September 30, 2010 from $333,000 for the three months ended September 30, 2009, and non-interest expenses increased $106,000, or 3.3%, between periods.

Changes in Financial Condition

The Company’s assets at September 30, 2010 totaled $1.14 billion, which represents an increase of $68.4 million or 6.4%, as compared with $1.07 billion at March 31, 2010.

Cash and cash equivalents increased $26.0 million, or 77.6% to $59.5 million at September 30, 2010 as compared to $33.5 million at March 31, 2010, as some funds received from called investment securities near the end of the quarter had not yet been redeployed into higher yielding assets.

Securities available for sale at September 30, 2010 decreased $9.5 million, or 13.2%, to $62.6 million from $72.1 million at March 31, 2010. The decrease during the six months ended September 30, 2010 resulted primarily from maturities, calls, and repayments, totaling $19.4 million, partially offset by purchases of $10.0 million and a decrease of $115,000 in the unrealized gain on the portfolio.

Securities held to maturity at September 30, 2010 increased $66.7 million, or 15.3%, to $502.5 million from $435.8 million at March 31, 2010.  The increase during the six months ended September 30, 2010, resulted primarily from purchases of securities totaling $188.3 million¸ partially offset by maturities, calls and repayments totaling $121.8 million.

Net loans at September 30, 2010 decreased $17.8 million, or 3.7%, to $459.7 million when compared with $477.5 million at March 31, 2010.  The decrease during the six months ended September 30, 2010 resulted primarily from repayment levels on loans exceeding origination volume. The largest decrease in the loan portfolio was in one-to four-family real estate loans which decreased $19.3 million, or 4.4%.

Total liabilities increased $67.5 million, or 7.6%, to $959.2 million at September 30, 2010 from $891.7 million at March 31, 2010.  Deposits at September 30, 2010 increased $62.7 million, or 8.3%, to $820.9 million when compared with $758.2 million at March 31, 2010, as the Bank continued to offer competitive rates on its deposit products and opened a new branch office in May 2010.  Borrowed funds decreased $3.7 million, or 3.0%, to $120.0 million at September 30, 2010, as compared with $123.7 million at March 31, 2010.  During the six months ended September 30, 2010, $3.7 million of long-term borrowings were repaid in accordance with their original terms. At September 30, 2010, the remaining borrowings of $120.0 million had an average interest rate of 3.85%.  Other liabilities and accrued

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition (Cont’d)

expenses at September 30, 2010 increased $8.8 million, or 190.0%, when compared to March 31, 2010 as $10.0 million in unsettled investment trades were included in the September 30, 2010 balance.

Stockholders’ equity totaled $176.9 million and $176.0 million at September 30, 2010 and March 31, 2010, respectively. The increase of $952,000, or 0.5%, for the six months ended September 30, 2010, resulted primarily from net income of $4.4 million, ESOP shares committed to be released of $327,000, and $88,000 for stock options and restricted stock awards earned under the Company’s 2005 Equity Incentive Plan and related tax benefits, partially offset by the repurchase of approximately 298,000 shares of Company common stock for an aggregate of $2.7 million, aggregate cash dividends paid of $1.1 million, and a net decrease in unrealized gains, net of income taxes, of $69,000 on the available for sale securities portfolios.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

Net income increased $862,000, or 65.2%, to $2.18 million for the three months ended September 30, 2010 compared with $1.32 million for the same 2009 period.  The increase in net income during the 2010 period resulted primarily from an increase of $1.04 million, or 19.9%, in net interest income and a $329,000 net gain on the sale of premises and equipment, coupled with a decrease of $173,000, or 52.0%, in provision for loan losses, and a decrease of $943,000, or 15.7%, in interest expense. This was partially offset by an increase in income taxes of $567,000, or 90.9%, to $1.19 million for the three months ended September 30, 2010 as compared to $624,000 for the three months ended September 30, 2009.

Interest income on loans decreased by $316,000, or 5.2%, to $5.80 million during the three months ended September 30, 2010, when compared with $6.12 million for the same 2009 period.  The decrease during the 2010 period mainly resulted from a decrease in the yield earned on the loan portfolio of 13 basis points to 4.99% from 5.12%, coupled with a decrease of $12.8 million, or 2.7%, in the average balance when compared to the same period in 2009. The average balance of loans decreased as repayment levels on loans exceeded origination volume. Interest income on mortgage-backed securities decreased $281,000, or 6.5%, to $4.05 million during the three months ended September 30, 2010, when compared with $4.33 million for the same 2009 period.  The decrease during the 2010 period resulted from a decrease of 35 basis points in the yield earned on mortgage-backed securities to 4.69% from 5.04%, partially offset by an increase of $1.9 million, or 0.6%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $718,000, or 104.7%, to $1.4 million during the three months ended September 30, 2010, when compared to $686,000 during the same 2009 period, due to an increase in the average balance of $118.1 million, or 121.0%, partially offset by a 21 basis point decrease in yield to 2.60% from 2.81%. Interest earned on other interest-earning assets decreased by $28,000, or 24.3%, to $87,000 during the three months ended September 30, 2010, when compared to $115,000 during the same 2009 period primarily due to a decrease of 82 basis points in yield to 1.20% from 2.02%, partially offset by an increase of $6.2 million, or 27.3%, in the average balance. The average balances of mortgage-backed and investment securities and other interest-earning assets increased as funds generated from the increase in deposits primarily were invested into these types of assets. The decrease in the average yields earned was due to lower market interest rates for all these types of products.

Interest expense on deposits decreased $754,000, or 16.2%, to $3.90 million during the three months ended September 30, 2010, when compared to $4.65 million during the same 2009 period.  The decrease was primarily attributable to a decrease of 81 basis points in the cost of interest-bearing deposits to 1.93% from 2.74%, partially offset by an increase of $128.4 million, or 18.9%, in the average balance of interest-

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009 (Cont’d.)

bearing deposits.  The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased approximately $189,000, or 13.8%, to $1.18 million during the three months ended September 30, 2010 when compared with $1.37 million during the same 2009 period. Such decrease was primarily attributable to a decrease of $20.9 million, or 14.7%, in the average balance of borrowings, partially offset by an increase of 5 basis points in the cost of borrowings to 3.92% from 3.87%.

Net interest income increased $1.04 million, or 19.9%, during the three months ended September 30, 2010, to $6.26 million when compared to $5.22 million for the same 2009 period.  Such increase was due to a $93,000 increase  in  total  interest  income  coupled  with a  decrease  in  total  interest  expense of $943,000. Average interest-earning assets increased $113.4 million, or 12.1%, during the three months ended September 30, 2010 while average interest-bearing liabilities increased $107.5 million, or 13.1%. The $113.4 million increase in average interest-earning assets was attributable to increases of $1.9 million in mortgage- backed securities, $118.1 million in investment securities and $6.2 million in other interest-earning assets, partially offset by a decrease of $12.8 million in loans. The average balances in mortgage-backed and investment securities and other interest-earning assets increased primarily due to the redeployment of funds generated by repayments, maturities and calls of mortgage-backed and investment securities and growth in deposits into higher yielding assets. The average balance of loans decreased as repayment levels on loans exceeded origination volume. The $107.5 million increase in average interest-bearing liabilities was primarily due to an increase of $128.4 million in the average balance of interest-bearing deposits partially offset by a decrease of $20.9 million in the average balance of borrowings. The net interest rate spread increased 26 basis points due to a 74 basis point decrease in the cost of interest-bearing liabilities, partially offset by a decrease of 48 basis points in the yield earned on interest-earning assets.

The provision for loan losses decreased $173,000, or 52.0%, to $160,000, during the three months ended September 30, 2010, as compared to $333,000 during the same period in 2009. The entire provision recognized in the current period was attributable to a specific reserve that was established on one impaired loan that is currently in the process of foreclosure. Management’s evaluation has resulted in the determination that no other provisions were warranted during the period ended September 30, 2010, as non-performing loans have remained relatively stable, and loan portfolio balances have decreased. The allowance for loan losses is based on management’s evaluation of the risk inherent in the Bank’s loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions.

At September 30, 2010 and 2009, the Bank’s non-performing loans, all of which were delinquent ninety days or more, and all of which were in a nonaccrual status, totaled $2.7 million, representing 0.58% and 0.54%, respectively, of total gross loans, and 0.24% and 0.26%, respectively, of total assets at the end of each period. At March 31, 2010, nonaccrual loans totaled $2.5 million, or 0.51% and 0.23% of total gross loans and total assets, respectively. During the three months ended September 30, 2010 and 2009, the Bank charged off $0 and $83,000, respectively. During the period ended September 30, 2009, the $83,000 charge-off represented a partial loss from the restructuring of one residential real estate loan. This was the first loan charge-off recorded by the Bank in more than ten years. At September 30, 2010, non-performing loans consisted of eleven loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, and one loan secured by a multi-family dwelling, while at September 30, 2009, non-performing loans consisted of eleven loans secured by one- to four-family residential real

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009 (Cont’d.)

estate, two loans secured by commercial real estate, and one loan secured by a multi-family dwelling. All non-performing loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $1.9 million and $2.2 million at September 30, 2010 and March 31, 2010, respectively. There was a $160,000 specific reserve required on one impaired loan as of September 30, 2010. There were no specific reserves required on impaired loans as of September 30, 2009.  The allowance for loan losses amounted to $2.2 million, $2.1 million and $2.1 million, respectively, for the periods ended September 30, 2010, March 31, 2010, and September 30, 2009, respectively, representing 0.48%, 0.43%, respectively, of total gross loans at September 30, 2010 and March 31, 2010, respectively, and 0.42% of total gross loans at September 30, 2009.

Non-interest income increased $326,000, or 111.6%, to $618,000 for the three months ended September 30, 2010 from $292,000 for the three months ended September 30, 2009. The increase resulted from a net gain on the sale of premises and equipment of $329,000, as the Bank sold its Botany branch facility in August 2010 and recognized a $339,000 gain on the sale of land, buildings and improvements, net of a $10,000 loss recognized on the disposal of net furnishings and equipment. All deposits from the Botany branch were transferred to the Bank’s Lakeview branch.

Non-interest expense increased $106,000, or 3.3% to $3.34 million for the three months ended September 30, 2010 as compared to $3.24 million for the three months ended September 30, 2009. The increase was primarily the result of increases of $116,000, or 39.7% in occupancy expense of premises, and $43,000, or 81.1%, in legal expense, partially offset by a decrease of $93,000, or 5.3%, in salaries and employee benefits. The increase in occupancy expense of premises was mainly due to costs associated with the Bank’s new Fair Lawn and Lyndhurst branch locations which opened in November 2009 and May 2010, respectively, and expenses associated with the Woodland Park branch opened in October 2010, along with the renovation and repairs of other branch premises. Legal expenses increased due to continuing litigation expenses.

Income taxes totaled $1.19 million and $624,000 during the three months ended September 30, 2010 and 2009, respectively.  The increase of $567,000, or 90.9%, during the 2010 period resulted from higher pre-tax income, coupled with an increase in the overall effective income tax rate which was 35.3% in the 2010 period, compared with 32.1% for 2009.  The Company’s effective tax rate increases when overall income increases as tax exempt income recognized from the cash surrender value of bank owned life insurance accounts for a smaller percentage of overall income.

Comparison of Operating Results for the Six Months Ended September 30, 2010 and 2009

Net income increased $2.18 million, or 101.1%, to $4.35 million for the six months ended September 30, 2010 compared with $2.17 million for the same 2009 period.  The increase in net income during the 2010 period primarily was the result of an increase of $2.90 million, or 29.6%, in net interest income and a $329,000 net gain on the sale of premises and equipment, coupled with a decrease of $273,000, or 63.0%, in provision for loan losses, partially offset by an increase in income taxes of $1.46 million, or 157.1% to $2.39 million for the six months ended September 30, 2010 as compared to $931,000 for the six months ended September 30, 2010.

Interest income on loans decreased by $436,000, or 3.6% to $11.79 million during the six months ended September 30, 2010, when compared with $12.22 million for the same 2009 period.  The decrease during

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2010 and 2009 (Cont’d)

the 2010 period mainly resulted from a decrease in the average balance of loans of $5.1 million, or 1.1% when compared to the same period in 2009, coupled with a decrease in the average yield earned on the loan portfolio of 13 basis points, to 5.02% from 5.15%. The average balance of loans decreased as repayment levels on loans exceeded origination volume. Interest income on mortgage- backed securities decreased $148,000, or 1.8%, to $8.18 million during the six months ended September 30, 2010, when compared with $8.33 million for the same 2009 period.  The decrease during the 2010 period resulted from a decrease of 32 basis points in the average yield earned on mortgage-backed securities to 4.78% from 5.10%, partially offset by an increase of $15.7 million, or 4.8% in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $1.27 million, or 91.4%, to $2.66 million during the six months ended September 30, 2010, when compared to $1.39 million during the same 2009 period, due to an increase of $106.1 million, or 114.1%, in the average balance, partially offset by a 32 basis point decrease in the average yield to 2.67% from 2.99%. Interest earned on other interest-earning assets decreased by $58,000, or 25.6%, to $169,000 during the six months ended September 30, 2010, when compared to $227,000 during the same 2009 period primarily due to a decrease of 56 basis points in the average yield to 1.33% from 1.89%, partially offset by an increase of $1.3 million, or 5.6%, in the average balance. The average balances of mortgage-backed and investment securities and other interest-earning assets increased primarily due to the redeployment of funds resulting from growth in deposits into these categories of interest-earning assets. The decrease in the average yields earned was due to lower market interest rates for all these types of products.

Interest expense on deposits decreased $1.9 million, or 19.6%, to $7.7 million during the six months ended September 30, 2010, when compared to $9.6 million during the same 2009 period.  The decrease was primarily attributable to a decrease of 95 basis points in the average cost of interest-bearing deposits to 1.96% from 2.91%, partially offset by an increase of $126.6 million, or 19.2%, in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased approximately $381,000, or 13.8%, to $2.37 million during the six months ended September 30, 2010 when compared with $2.75 million during the same 2009 period. Such decrease was primarily attributable to a decrease of $20.7 million, or 14.5%, in the average balance of borrowings, partially offset by an increase of 3 basis points in the average cost of borrowings to 3.89% from 3.86%.

Net interest income increased $2.90 million, or 29.6%, during the six months ended September 30, 2010, to $12.71 million when compared to $9.81 million for the same 2009 period.  Such increase was due to a $628,000 increase in total interest income, coupled with a decrease in total interest expense of $2.3 million. Average interest-earning assets increased $118.0 million, or 12.9%, during the six months ended September 30, 2010 while average interest-bearing liabilities increased $106.0 million, or 13.2%. The $118.0 million increase in average interest-earning assets was attributable to increases of $15.7 million in mortgage-backed securities, $106.1 million in investment securities, and $1.3 million in other interest-earning assets, partially offset by a decrease of $5.1 million in loans. The average balances of mortgage-backed and investment securities and other interest-earning assets increased primarily due to the deployment of funds resulting from the growth in deposits. The average balance of loans decreased as repayment levels on loans exceeded origination volume. The $106.0 million increase in average interest-bearing liabilities was primarily due to an increase of $126.7 million in the average balance of interest-bearing deposits partially offset by a decrease of $20.7 million in the average balance of borrowings. The net interest rate spread increased 42 basis points to 2.18% as a 43 basis point decrease to 4.40% in the average yield earned on interest-earning assets was more than offset by a decrease of 85 basis points to 2.22% in the average rate paid on interest-bearing liabilities.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2010 and 2009 (Cont’d)

The provision for loan losses decreased $273,000, or 63.0%, to $160,000, during the six months ended September 30, 2010, as compared to $433,000 during the six months ended September 30, 2009. The entire provision recognized in the current period was attributable to a specific reserve that was established on one impaired loan in foreclosure. See “Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009” for a discussion of non-performing loans as September 30, 2010. During the six months ended September 30, 2010 and 2009, the Bank charged off $0 and $83,000, respectively. During the six month period ended September 30, 2009, the $83,000 charge-off represented a partial loss from the restructuring of one residential real estate loan. This was the first loan charge-off recorded by the Bank in more than ten years.

Non-interest income increased $309,000, or 53.1%, to $891,000 for the six months ended September 30, 2010 from $582,000 for the six months ended September 30, 2009. The increase resulted from a net gain on the sale of premises and equipment of $329,000, as the Bank sold its Botany branch facility in August 2010 and recognized a $339,000 gain on the sale of land, buildings and improvements, net of a $10,000 loss recognized on the disposal of net furnishings and equipment.

Non-interest expense decreased by $173,000, or 2.5% to $6.69 million during the six months ended September 30, 2010, when compared with $6.86 million during the same 2009 period.  The components of non-interest expense which experienced the most significant change were decreases in federal deposit insurance premiums and salaries and employee benefits, which decreased by $383,000, or 46.7%, and $155,000, or 4.4%, respectively, and an increase in occupancy expense of premises, which increased by $323,000, or 60.0%, respectively. The decrease in federal deposit insurance premiums in the 2010 period was due to increased assessments in the 2009 period that resulted from a special emergency assessment imposed by the Federal Deposit Insurance Corporation to increase the Deposit Insurance Fund in order to cover losses incurred from failed financial institutions, as well as anticipated future losses. The increase in occupancy expense of premises was mainly due to costs associated with the Bank’s new Fair Lawn and Lyndhurst branch locations which opened in November 2009 and May 2010, respectively, and expenses associated with the Woodland Park branch opened in October 2010, along with the renovation and repairs of other branch premises.

Income taxes totaled $2.39 million and $931,000 during the six months ended September 30, 2010 and 2009, respectively.  The increase of $1.46 million, or 157.1%, during the 2010 period resulted from higher pre-tax income, coupled with an increase in the overall effective income tax rate which was 35.5% in the 2010 period, compared with 30.1% for 2009. The Company’s effective tax rate decreases when overall income decreases, as tax exempt income recognized from the increase in cash surrender value of bank owned life insurance accounts for a larger percentage of overall income.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $122.1 million, or 10.7% of total assets at September 30, 2010 as compared to $105.6 million, or 9.9% of total assets at March 31, 2010.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company on a stand-alone basis is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, at September 30, 2010, the Company had liquid assets of $5.4 million.

Cash was generated by operating and financing activities during the three months ended September 30, 2010.  The primary sources of cash were net income and a net increase in deposits. Excluding dividends waived by the MHC, the Company declared and paid a cash dividend during the three months ended September 30, 2010 totaling $522,000. Dividends declared and paid totaled $1.1 million during the six months ended September 30, 2010.

The Company’s primary investing activities are lending and the purchases of securities. Net loans amounted to $459.7 million and $477.5 million at September 30, 2010 and March 31, 2010, respectively. Securities, including available for sale and held to maturity issues, totaled $565.1 million and $507.9 million at September 30, 2010 and March 31, 2010, respectively.  In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments,  maturities, and calls on existing loans and securities.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as interest-bearing deposits.  If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow overnight funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on the Bank’s ability to collateralize such borrowings. At September 30, 2010, advances from the FHLB amounted to $120.0 million at a weighted average rate of 3.85%. Additionally, the Company has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under unsecured overnight lines of credit at a daily adjustable rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2010, the Bank had outstanding commitments to originate loans totaling approximately $9.1 million, which included $6.4 million for fixed-rate mortgage loans with interest rates ranging from 4.00% to 5.125%, $2.6 million in adjustable rate mortgage loans with initial rates of 4.125% to 4.75%, and a $50,000 fixed rate second mortgage loan with an interest rate of 5.50%.

At September 30, 2010, the Bank had an outstanding commitment to purchase a $500,000 participation in a $2.6 million construction loan with an adjustable interest rate of 2.50% over the one month London Interbank Offering Rate and a floor of 6.25%. In addition, the Bank had a commitment to purchase a $500,000 participation in a $1.7 million construction loan with an adjustable interest rate at the Prime Rate with a floor of 5.25%.

At September 30, 2010, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $4.0 million. Unless they are

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Certificates of deposit scheduled to mature in one year or less at September 30, 2010, totaled $418.8 million, or 64.4% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances scheduled to mature in one year or less at September 30, 2010 totaled $28.0 million.

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

The following table sets forth the Bank’s capital position at September 30, 2010, as compared to the minimum regulatory capital requirements:

			OTS Requirements
			Minimum Capital		For Classification as
	Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2010:
Total capital (to risk-weighted assets)	$160,479	41.36%	$31,039	8.00%	$38,799	10.00%
Tier 1 capital (to risk-weighted assets)	158,429	40.83	15,519	4.00	23,279	6.00
Core (tier 1) capital (to adjusted total assets)	158,429	14.03	45,175	4.00	56,469	5.00
Tangible capital (to adjusted tangible assets)	158,429	14.03	16,941	1.50	-	-
As of March 31, 2010:
Total capital (to risk-weighted assets)	$155,990	41.45%	$30,103	8.00%	$37,629	10.00%
Tier 1 capital (to risk-weighted assets)	153,940	40.91	15,052	4.00	22,577	6.00
Core (tier 1) capital (to adjusted total assets)	153,940	14.52	42,411	4.00	53,014	5.00
Tangible capital (to adjusted tangible assets)	153,940	14.52	15,904	1.50	-	-

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
ITEM 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management of Interest Rate Risk.  The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates.  Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time.  The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets.  Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

Because the Bank’s interest-bearing liabilities which mature or reprice within short periods exceed its interest-earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

The Bank manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect the earnings of the Bank while decreases in interest rates may beneficially affect earnings.  To reduce the potential volatility of earnings, management seeks to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, adjustable-rate mortgage loans are originated for retention in the loan portfolio.  The ability to originate adjustable-rate loans depends to a great extent on market interest rates and borrowers’ preferences.  As an alternative to adjustable-rate mortgage loans, the Bank offers fixed-rate mortgage loans with maturities of fifteen years.  This product enables the Bank to compete in the fixed-rate mortgage market while maintaining a shorter maturity.  Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans.  In recent years investment securities with terms of three years or less and adjustable-rate mortgage-backed securities have been used to help manage interest rate risk. The Bank does not participate in hedging programs such as interest rate swaps or other activities involving the use of derivative financial instruments.

The Bank’s Risk Management Committee communicates, coordinates and controls all aspects involving asset/liability management.  The committee establishes and monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Net Portfolio Value.  The Bank uses a combination of internal and external analyses to quantitively model, measure and monitor their exposure to interest rate risk.  The external interest rate sensitivity analysis is prepared by the OTS to review the level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value (“NPV”) of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  Interest rate risk is measured by modeling the changes in NPV over a variety of interest rate scenarios.

The internal quantitative analysis utilized by management measures interest rate risk from both a capital and earnings perspective. Like the OTS model, the Bank’s internal interest rate risk analysis calculates sensitivity of the Bank’s NPV ratio to movements in interest rates. Both the OTS and internal models measure the Bank’s NPV ratio in a “base case” scenario that assumes no change in interest rates as of the measurement date.  Both models measure the change in the NPV ratio throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up 100, 200 and 300 basis points and down 100 basis points. Both models generally require that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain “down rate” scenarios during periods of lower market interest rates.  The Bank’s interest rate risk policy as approved by the Board of Directors, establishes acceptable change levels in the NPV ratio throughout the scenarios modeled.  The differences in results between the two models are primarily due to the assumptions used for loan prepayment rates and deposit decay rates.

The results of the Bank’s internal NPV analysis have been generally consistent with those of the external analysis prepared by the OTS. The following table presents the results of the Bank’s internal NPV analysis as of June 30, 2010, the most recent date the Bank’s NPV was calculated. Given the current economic environment, the Bank expects that its NPV values as of September 30, 2010 do not materially differ from the results presented below.  This data is for the Bank and its subsidiary only and does not include any assets of the Company.

					Net Portfolio Value as % of
Basis Point		Net Portfolio Value			Present Value of Assets
Change in Rates (1)		$ Amount	$ Change	% Change	NPV Ratio	Change
		(Dollars in Thousands)

300	bp	$109,209	$(64,661)	(37)%	10.59%	(472	)bp
200		139,261	(34,608)	(20)	12.97	(234)
100		165,148	(11,721)	(7)	14.61	(70)
0		173,870	-	-	15.31	-
(100)		175,791	1,921	1	15.26	(5)

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

Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our (1) Annual Report on Form 10-K for the year ended March 31, 2010 as filed with the Securities and Exchange Commission on June 9, 2010, and (2) Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010, which could materially affect our business, financial condition or future results. Except as set forth below, as of September 30, 2010, the risk factors of the Company have not changed materially from those disclosed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Company’s ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company and the waiver of dividends by the MHC.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  Until January 1, 2011, the Bank will not be permitted to make a capital distribution to the Company under the OTS safe harbor regulations and would be required to obtain prior OTS approval of any such capital distribution.  The MHC owns a majority of the Company’s outstanding stock.  The MHC waives its right to dividends on the shares that it owns, which means the amount of dividends paid to public stockholders is significantly higher than it would be if the MHC accepted dividends.  The MHC is not required to waive dividends, but the Company expects this practice to continue.  As such, the MHC is required to obtain a waiver from the OTS allowing it to waive its right to dividends. The current waiver is effective for dividends paid for the quarters ended September 30, 2010 and December 31, 2010.  It is expected that the MHC will continue to waive future dividends, except to the extent dividends are needed to fund the MHC’s continuing operations, subject to the following.

Under the recently enacted Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), effective after the transfer date, a mutual holding company may waive its right to dividends on shares of its subsidiary if either no insider (or associate of an insider) or stock benefit plan of the company holds any share of stock of the class to which the waiver would apply, or if the company gives written notice of the waiver to the Federal Reserve and the Federal Reserve does not object.  For a company that waived dividends prior to December 1, 2009, the Federal Reserve may not object to such a waiver if the company waived dividends prior to December 1, 2009 if such waiver would not be detrimental to the safety and soundness of the savings association subsidiary and the board of directors of the company expressly determines that such dividend waiver is consistent with the board’s fiduciary duty to the members of the company.  Historically, the Federal Reserve has not allowed mutual holding companies to waive the receipt of dividends from their mid-tier holding company subsidiaries.  While the MHC is grandfathered for purposes of the dividend waiver provisions of the Dodd-Frank Act, we cannot assure that the Federal Reserve will grant a dividend waiver request and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve will place on future dividend waiver requests by grandfathered mutual holding companies such as the MHC.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended September 30, 2010.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchase of Our Equity Securities. There were no repurchases of our equity securities during the quarter ended September 30, 2010.

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

CLIFTON SAVINGS BANCORP, INC.

Date: November 9, 2010	By:	/s/ John A. Celentano, Jr.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Christine R. Piano
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)