Form 10-Q
period 2010-12-31
CLIFTON SAVINGS BANCORP INC
filed 2011-02-09
CIK 1240581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 1, 2011: 26,137,248 shares outstanding.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES INDEX
		Page
PART I - FINANCIAL INFORMATION		Number

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition (Unaudited)
	at December 31, 2010 and March 31, 2010	1

	Consolidated Statements of Income (Unaudited) For the Three
	and Nine months Ended December 31, 2010 and 2009	2

	Consolidated Statements of Comprehensive Income (Unaudited) For the
	Three and Nine months Ended December 31, 2010 and 2009	3

	Consolidated Statements of Cash Flows (Unaudited) For the
	Nine months Ended December 31, 2010 and 2009	4 - 5

	Notes to Consolidated Financial Statements	6 - 21

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	22 - 35

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	36 - 38

Item 4:	Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	40
Item 1A:	Risk Factors	41 - 46
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3:	Defaults Upon Senior Securities	46

Item 4:	(Removed and Reserved)	46

Item 5:	Other Information	46
Item 6:	Exhibits	47

SIGNATURES		48

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, Except Share and Per Share Data, Unaudited)

	December 31,	March 31,
	2010	2010
ASSETS

Cash and due from banks	$13,105	$21,671
Interest-bearing deposits in other banks	9,105	11,790
Cash and Cash Equivalents	22,210	33,461
Securities available for sale, at fair value:
Investment	10,044	15,062
Mortgage-backed	42,833	57,081
Securities held to maturity, at cost:
Investment, fair value of $239,625 and $159,511, respectively	243,424	159,969
Mortgage-backed, fair value of $321,343 and $285,536, respectively	310,115	275,801

Loans receivable	446,125	479,566
Allowance for loan losses	(2,140)	(2,050)
Net Loans	443,985	477,516

Bank owned life insurance	26,501	22,835
Premises and equipment	8,377	9,612
Federal Home Loan Bank of New York stock	6,533	7,157
Interest receivable	4,553	4,377
Real estate owned	186	-
Other assets	6,086	4,836
Total Assets	$1,124,847	$1,067,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$7,231	$6,828
Interest bearing	822,818	751,324
Total Deposits	830,049	758,152

Advances from Federal Home Loan Bank of New York	108,090	123,737
Advance payments by borrowers for taxes and insurance	4,870	5,193
Other liabilities and accrued expenses	3,338	4,633
Total Liabilities	946,347	891,715

Stockholders' Equity
Preferred stock ($.01 par value), 1,000,000 shares
authorized; shares issued or outstanding - none	-	-
Common stock ($.01 par value), 75,000,000 shares
authorized; 30,530,470 shares issued, 26,137,248 shares outstanding at
December 31, 2010; 26,398,079 shares outstanding at March 31, 2010	305	305
Paid-in capital	135,660	135,921
Deferred compensation obligation under Rabbi Trust	246	233
Retained earnings	94,137	89,361
Treasury stock, at cost; 4,393,222 shares at December 31, 2010;
4,132,391 shares at March 31, 2010	(47,372)	(45,050)
Common stock acquired by Employee Stock Ownership
Plan ("ESOP")	(5,862)	(6,411)
Accumulated other comprehensive income	1,596	1,820
Stock held by Rabbi Trust	(210)	(187)
Total Stockholders' Equity	178,500	175,992
Total Liabilities and Stockholders' Equity	$1,124,847	$1,067,707

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
Interest Income:
Loans	$5,581	$6,201	$17,367	$18,423
Mortgage-backed securities	3,845	4,371	12,022	12,696
Investments securities	1,627	663	4,286	2,052
Other interest-earning assets	122	120	291	347
Total Interest Income	11,175	11,355	33,966	33,518
Interest Expense:
Deposits	3,754	4,182	11,468	13,783
Advances	1,041	1,302	3,413	4,055
Total Interest Expense	4,795	5,484	14,881	17,838

Net Interest Income	6,380	5,871	19,085	15,680
Provision for Loan Losses	90	-	250	433
Net Interest Income after Provision for Loan Losses	6,290	5,871	18,835	15,247

Non-Interest Income (Loss):
Fees and service charges	55	56	160	170
Bank owned life insurance	222	227	666	682
Net gain on sale of premises and equipment	-	-	329	-
Loss on write-down of land held for sale	(397)	-	(397)	-
Other	-	6	13	19
Total Non-Interest Income (Loss)	(120)	289	771	871

Non-Interest Expenses:
Salaries and employee benefits	1,598	1,637	4,974	5,168
Occupancy expense of premises	332	325	1,193	863
Equipment	267	251	775	693
Directors' compensation	195	196	560	643
Advertising	73	81	235	220
Legal	44	54	174	159
Federal deposit insurance premium	227	166	664	986
Other	441	456	1,291	1,296
Total Non-Interest Expenses	3,177	3,166	9,866	10,028

Income before Income Taxes	2,993	2,994	9,740	6,090
Income Taxes	991	1,012	3,385	1,943
Net Income	$2,002	$1,982	$6,355	$4,147

Net Income per Common Share:
Basic	$0.08	$0.08	$0.25	$0.16
Diluted	$0.08	$0.08	$0.25	$0.16

Dividends per common share	$0.06	$0.05	$0.18	$0.15

Weighted Average Number of Common Shares and Common
Stock Equivalents Outstanding:
Basic	25,542,419	25,939,596	25,586,236	25,993,452
Diluted	25,542,419	25,939,596	25,586,236	25,993,452

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009

Net income	$2,002	$1,982	$6,355	$4,147

Other comprehensive (loss) income:
Gross unrealized holding (loss) on securities available for sale, net of income tax (benefit) of ($113) and $(190),
($159) and (23), respectively	(170)	(286)	(239)	(35)
Benefit plans, net of income taxes of $3 and $4,
$9 and $13, respectively	5	7	15	20
Other comprehensive (loss)	(165)	(279)	(224)	(15)
Comprehensive income	$1,837	$1,703	$6,131	$4,132

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months
	Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$6,355	$4,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	389	352
Net accretion of deferred fees and costs, premiums and discounts	(167)	(103)
Amortization of component of net periodic pension costs	24	33
Provision for loan losses	250	433
Net (gain) on sale of premises and equipment	(329)	-
Loss on write-down of land held for sale	397	-
(Increase) decrease in interest receivable	(176)	236
Deferred income tax benefit	(2)	(108)
(Increase) in other assets	(339)	(2,322)
(Decrease) in accrued interest payable	(55)	(44)
(Decrease) increase in other liabilities	(1,239)	203
(Increase) in cash surrender value of bank owned life insurance	(666)	(682)
ESOP shares committed to be released	496	562
Restricted stock expense	36	706
Stock option expense	116	66
Increase in deferred compensation obligation under Rabbi Trust	13	19
Net cash provided by operating activities	5,103	3,498

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Investment securities available for sale	15,000	-
Mortgage-backed securities available for sale	13,926	16,570
Investment securities held to maturity	101,275	45,000
Mortgage-backed securities held to maturity	54,438	55,117
Redemptions of Federal Home Loan Bank of New York stock	704	796
Proceeds from sale of premises and equipment	493	-
Purchases of:
Investment securities available for sale	(10,000)	(5,000)
Investment securities held to maturity	(184,658)	(104,967)
Mortgage-backed securities held to maturity	(88,632)	(112,911)
Loans receivable	(214)	(2,801)
Bank owned life insurance	(3,000)	-
Premises and equipment	(475)	(778)
Federal Home Loan Bank of New York stock	(80)	(656)
Net decrease (increase) in loans receivable	33,227	(12,850)
Net cash used in investing activities	(67,996)	(122,480)

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D.)
(In Thousands, Unaudited)

	Nine Months
	Ended December 31,
	2010	2009
Cash flows from financing activities:
Net increase in deposits	$71,897	$108,638
Principal payments on advances from Federal Home Loan Bank of New York	(15,647)	(10,691)
Net (decrease) increase in payments by borrowers for taxes and insurance	(323)	217
Minority dividends paid	(1,580)	(1,374)
Purchase of treasury stock	(2,707)	(2,005)
Income tax (expense) benefit from stock based compensation	2	(31)
Net cash provided by financing activities	51,642	94,754

Net decrease in cash and cash equivalents	(11,251)	(24,228)
Cash and cash equivalents - beginning	33,461	51,126
Cash and cash equivalents - ending	$22,210	$26,898

Supplementary cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$14,936	$17,882
Income taxes paid	$4,909	$1,947

Non cash activities:
Reclass property from premises and equipment to land held for sale	$1,157	$-
Transfer from loans receivable to real estate owned	$186	$-

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months period ended December 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2010, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 9, 2010.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2010, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date this document was filed.

3. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS PER SHARE (EPS) (CONT’D.)

stock method. The calculation of diluted EPS for the three and nine months ended December 31, 2010 and 2009 did not include incremental shares related to outstanding stock options due to their anti-dilutive impact. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

4. DIVIDEND WAIVER

During the three and nine months ended December 31, 2010 and 2009, Clifton MHC (“MHC”), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Office of Thrift Supervision (“OTS”), to receive cash dividends of approximately $1.0 million and $3.0 million, and $840,000 and $2.5 million, respectively, on the shares of Company common stock it owns. The cumulative amount of dividends waived by the MHC through December 31, 2010 was approximately $22.2 million. The dividends waived are considered a restriction on the retained earnings of the Company.

5. STOCK REPURCHASE PLAN

On March 3, 2010, the Company’s Board of Directors authorized the Company’s ninth repurchase plan for up to 300,000 shares of the Company’s outstanding common stock, representing approximately 3% of the outstanding shares owned by entities other than the MHC on that date. During the nine months ended December 31, 2010, 298,000 shares were repurchased under this plan at a total cost of approximately $2.7 million, or $9.08 per share. This stock repurchase program was completed on June 30, 2010. No repurchases of shares were made during the six months ended December 31, 2010.

6. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the director’s retirement plan and former President’s post-retirement health care plan were as follows:

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
	(In Thousands)

Service cost	$15	$21	$45	$61
Interest cost	37	38	111	114
Amortization of past service cost	10	13	30	37
Amortization of unrecognized net (gain)	(2)	(2)	(6)	(4)

Net periodic benefit cost	$60	$70	$180	$208

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCK-BASED COMPENSATION

On May 26, 2010, stock options to purchase 164,875 shares of common stock at an exercise price of $8.84 and 35,000 shares of restricted stock were awarded under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. At December 31, 2010, there were 786 shares remaining for future option grants and 191 shares remaining available for future restricted stock awards under the plan.

The restricted stock awarded on May 26, 2010 had a grant date fair value of $8.84 per share with 20% vesting annually over a five year period. During the three and nine months ended December 31, 2010, $15,000 and $36,000, respectively, in expense was recognized in regard to these awards and $6,000 and $14,000, respectively, in income tax benefits resulted from this expense. Expected future compensation expense relating to the 35,000 non-vested restricted shares outstanding at December 31, 2010 is $273,000 over a weighted average period of 4.4 years.

The fair value of the options granted on May 26, 2010, as computed using the Black-Scholes option-pricing model, was determined to be $2.65 per option based upon the following assumptions as of the grant date: the risk free interest rate, expected option life, expected stock price volatility, and dividend yield of 2.68%, 6.5 years, 36.55%, and 2.71%, respectively. The options vest 20% annually over a five year period. During the three and nine months ended December 31, 2010, $50,000 and $116,000, respectively, in expense was recognized in regard to these options, and $18,000 and $42,000, respectively, in income tax benefits resulted from this expense. Expected future compensation expense relating to the 164,875 non-vested options outstanding at December 31, 2010 is $321,000 over a weighted average period of 4.4 years.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENT SECURITIES

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:	(In Thousands)
Federal National Mortgage Association	$5,000	$17	$-	$5,017
Federal Home Loan Banks	5,000	27	-	5,027
	$10,000	$44	$-	$10,044

Held to maturity:
Federal Farm Credit Banks	$10,000	$156	$-	$10,156
Federal Home Loan Banks	63,574	218	1,768	62,024
Federal Home Loan Mortgage Corporation	44,903	159	744	44,318
Federal National Mortgage Association	124,947	703	2,523	123,127
	$243,424	$1,236	$5,035	$239,625

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:	(In Thousands)
Federal National Mortgage Association	$15,000	$62	$-	$15,062
	$15,000	$62	$-	$15,062

Held to maturity:
Federal Home Loan Mortgage Corporation	$40,000	$166	$178	$39,988
Federal Home Loan Banks	43,760	65	381	43,444
Federal National Mortgage Association	76,209	115	245	76,079
	$159,969	$346	$804	$159,511

Contractual maturity data for investment securities is as follows:

	December 31, 2010
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Due after one through five years	$10,000	$10,044
	$10,000	$10,044
Held to maturity:
Due after one through five years	$89,750	$90,834
Due after five through ten years	59,962	59,345
Due after ten years	93,712	89,446
	$243,424	$239,625

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENT SECURITIES (CONT’D.)

The age of unrealized gross losses and the fair value of related investment securities at December 31, 2010 and March 31, 2010 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
December 31, 2010:
Held to maturity:
Federal Home Loan Mortgage Corporation	$34,159	$744	$-	$-	$34,159	$744
Federal National Mortgage Association	72,424	2,523	-	-	72,424	2,523
Federal Home Loan Banks	32,056	1,768			32,056	1,768
	$138,639	$5,035	$-	$-	$138,639	$5,035
March 31, 2010:
Held to maturity:
Federal Home Loan Mortgage Corporation	$19,838	$178	$-	$-	$19,838	$178
Federal National Mortgage Association	44,709	245	-	-	44,709	245
Federal Home Loan Banks	34,629	381			34,629	381
	$99,176	$804	$-	$-	$99,176	$804

Management does not believe that any of the unrealized losses at December 31, 2010 (twelve FNMA, six FHLMC and six FHLB investment securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company and subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of its amortized cost.

There were no sales of investment securities available for sale or held to maturity during the nine months ended December 31, 2010.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. MORTGAGE-BACKED SECURITIES

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$17,889	$1,236	$-	$19,125
Federal National Mortgage Association	22,182	1,526	-	23,708
	$40,071	$2,762	$-	$42,833
Held to maturity:
Federal Home Loan Mortgage Corporation	$135,809	$5,601	$644	$140,766
Federal National Mortgage Association	123,890	4,413	50	128,253
Government National Mortgage
Association	50,416	1,908	-	52,324
	$310,115	$11,922	$694	$321,343

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$23,561	$1,399	$-	$24,960
Federal National Mortgage Association	30,378	1,743	-	32,121
	$53,939	$3,142	$-	$57,081
Held to maturity:
Federal Home Loan Mortgage Corporation	$112,501	$5,622	$69	$118,054
Federal National Mortgage Association	104,023	3,375	169	107,229
Government National Mortgage
Association	59,277	980	4	60,253
	$275,801	$9,977	$242	$285,536

Contractual maturity data for mortgage-backed securities is as follows:

	December 31, 2010
	Amortized
	Cost	Fair Value
	(In Thousands)
Available for sale:
Due after five through ten years	$10,686	$11,374
Due after ten years	29,385	31,459
	$40,071	$42,833
Held to maturity:
Due within one year	$3	$3
Due after one through five years	97	105
Due after five through ten years	13,957	14,808
Due after ten years	296,058	306,427
	$310,115	$321,343

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. MORTGAGE-BACKED SECURITIES (CONT’D.)

The amortized cost and carrying values shown above are by contractual final maturity.  Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties.

The age of unrealized gross losses and the fair value of related mortgage-backed securities at December 31 and March 31, 2010 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
December 31, 2010:
Held to maturity:
Federal Home Loan Mortgage Corporation	$33,104	$644	$-	$-	$33,104	$644
Federal National Mortgage Association	6,451	49	22	1	6,473	50
	$39,555	$693	$22	$1	$39,577	$694
March 31, 2010:
Held to maturity:
Federal Home Loan Mortgage Corporation	$9,950	$69	$-	$-	$9,950	$69
Federal National Mortgage Association	24,460	168	90	1	24,550	169
Government National Mortgage Association	10,556	4	-	-	10,556	4
	$44,966	$241	$90	$1	$45,056	$242

Management does not believe that any of the unrealized losses at December 31, 2010 (three FNMA and five FHLMC mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and do not have the intent to sell the securities, and it is more likely than not that the Company and its subsidiaries will not have to sell the securities before recovery of their amortized cost.

There were no sales of mortgage-backed securities available for sale or held to maturity during the nine months ended December 31, 2010.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The loans receivable portfolio is segmented into real estate, and consumer and other loans.  Real estate loans consist of the following classes: one-to-four-family real estate, multi-family real estate, commercial real estate, and construction real estate.  Consumer and other loans consist of the following classes: second mortgage loans, home equity lines of credit and other consumer loans.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, construction real estate, second mortgage loans, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions including the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Experience, ability, and depth of lending management and staff and the quality of the Bank’s loan review system.
5.	Volume and severity of past due, classified and nonaccrual loans.
6.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
7.	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.   Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans are rated pass-watch if the Bank is waiting for documents required for a complete file or if the loan is to be “watched’ due to previous delinquent status. Loans not classified are rated pass.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (CONT’D.)

The following table presents our allocation of the allowance for loan losses by loan category at December 31, 2010.

Amount
(In Thousands)
Specific valuation allowance:
One-to four-family real estate	$260

General valuation allowance:
One-to four-family real estate	1,564
Multi-family real estate	104
Commercial real estate	94
Real estate construction	10
Second mortgage and equity lines of credit	48
Passbook or certificate and other loans	2
Unallocated	58
1,880

Total allowance for loan losses	$2,140

The aggregate amounts of our classified loan balances are as follows at December 31, 2010:

					Second
	One-to-four				Mortgage and	Other
	Family	Multifamily	Commercial	Construction	Equity Lines	Consumer	Total
	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Loans
	(In thousands)
Pass	$398,299	$12,817	$10,931	$1,751	$10,572	$1,170	$435,540
Pass-watch	6,008	-	680	574	103	-	7,365
Special mention assets	1,035	-	263	-	171	-	1,469
Substandard assets	2,141	-	385	-	28	-	2,554
Doubtful assets	390	-	-	-	-	-	390
Loss assets	-	-	-	-	-	-	-
Total classified assets	$407,873	$12,817	$12,259	$2,325	$10,874	$1,170	$447,318

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (CONT’D.)

The following table provides information about delinquencies in our loan portfolio at December 31, 2010.

	30-59	60-89	>90			Total
	Days	Days	Days	Total		Gross
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One-to four-family real estate	1,600	$102	$2,531	$4,233	$403,640	$407,873
Multi-family real estate	-	-	-	-	12,817	12,817
Commercial real estate	-	263	385	-	12,259	12,259
Construction real estate	-	-	-	-	2,325	2,325
Consumer and other loans:
Second mortgage and equity lines of credit	64	35	28	127	10,747	10,874
Other consumer loans	-	-	-	-	1,170	1,170
Total	1,664	$400	$2,944	$4,360	$442,958	$447,318

There are no loans greater than ninety days past due that are still accruing at December 31, 2010.

Impaired loans with and without a related allowance were as follows:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2010	(In Thousands)
With no related allowance recorded
Real estate loans:
One-to four-family	$965	$965	$-	$1,192	$47
Commercial	385	385		521	1
Consumer and other loans:
Second mortgage	-	-	-	69	4
With an allowance recorded
Real estate loans:
One-to four-family	390	390	260	39	-
Total impaired loans	$1,740	$1,740	$260	$1,821	$52
Impaired loans by type:
One-to four-family	$1,355	$1,355	$260	$1,231	$47
Commercial	385	385	-	521	1
Second mortgage	-	-	-	69	4
Total impaired loans	$1,740	$1,740	$260	$1,821	$52

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (CONT’D.)

The following table provides information with respect to our nonperforming loans at the date indicated.

December 31,
2010
(In Thousands)
Nonaccrual loans:
Real estate loans:
One-to four-family	$2,531
Commercial	385
Consumer and other loans:
Second mortgage	28
Total nonaccrual loans	$2,944

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT’D.)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and March 31, 2010 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
December 31, 2010:	(In Thousands)
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$19,125	$-	$19,125	$-
Federal National Mortgage Association	23,708	-	23,708	-
U.S. Government agencies:
Federal National Mortgage Association	5,017	-	5,017	-
Federal Home Loan Banks	5,027	-	5,027	-
Total securities available for sale	$52,877	$-	$52,877	$-
March 31, 2010:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$24,960	$-	$24,960	$-
Federal National Mortgage Association	32,121	-	32,121	-
U.S. Government agencies:
Federal National Mortgage Association	15,062	-	15,062	-
Total securities available for sale	$72,143	$-	$72,143	$-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and March 31, 2010 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
(In Thousands)
December 31, 2010:
Impaired Loans	$130	$-	$-	$130
March 31, 2010:
Impaired Loans	$436	$-	$436	$-

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2010 and March 31, 2010.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2010 and March 31, 2010.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT’D.)

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

Impaired Loans (Carried based on Discounted Cash Flows)

Impaired loans are those accounted for under ASC Topic 310 “Accounting by Creditors for Impairment of a Loan” in which the Company has measured impairment generally based on either the fair value of the loan’s collateral or discounted cash flows. These assets are included as Level 2 or Level 3 fair values since they are based on either observable inputs that are significant to the discounted cash flow measurement or the fair value of the loan’s collateral. The carrying value at December 31, 2010 consists of one two-family real estate loan with a balance of $390,000 less a specific reserve of $260,000. The carrying value at March 31, 2010 consists of one residential real estate loan with a balance of $517,000 less a partial charge-off of $81,000 which represented a loss due to the troubled debt restructuring of this loan.

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT’D.)

Commitments to Extend Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

As of December 31, 2010 and March 31, 2010, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

	December 31, 2010		March 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial assets:	(In Thousands)
Cash and cash equivalents	$22,210	$22,210	$33,461	$33,461
Securities available for sale:
Investment	10,044	10,044	15,062	15,062
Mortgage-backed	42,833	42,833	57,081	57,081
Securities held to maturity:
Investment	243,424	239,625	159,969	159,511
Mortgage-backed	310,115	321,343	275,801	285,536
Net loans receivable	443,985	456,447	477,516	485,068
Federal Home Loan Bank of New York stock	6,533	6,533	7,157	7,157
Interest receivable	4,553	4,553	4,377	4,377
Financial liabilities:
Deposits	830,049	835,913	758,152	762,521
FHLB advances	108,090	117,898	123,737	132,070
Interest payable	415	415	471	471

12. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)”. The amendments with ASU 2010-06 require new disclosures as follows: (1)  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.(2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: (1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This update also includes conforming amendments to the guidance on employers' disclosures about postretirement

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. RECENT ACCOUNTING PRONOUNCEMENTS (CONT”D.)

benefit plan assets (Subtopic 715-20). The conforming amendmens to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the applicable portion of this standard did not have a material impact on the consolidated financial statements. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

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

13.  POSTPONED PLAN OF CONVERSION AND REORGANIZATION

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

In connection with the Plan of Conversion, shares of the Company’s common stock currently owned by Clifton MHC will be canceled and new shares of common stock, representing the approximate 64.2% ownership interest of Clifton MHC, will be offered for sale by the Holding Company. Concurrent with the completion of the conversion and offering, the Company’s existing public shareholders will receive shares of the Holding Company’s common stock for each share of the Company’s common stock they own at that date, based on an exchange ratio to ensure that they will own approximately the same percentage of the Holding Company’s common stock as they owned of the Company’s common stock immediately before the conversion and offering.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  POSTPONED PLAN OF CONVERSION AND REORGANIZATION (CONT’D.)

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

On February 7, 2011, the Company announced the postponement of the conversion and offering following the issuance by the OTS of a "Needs to Improve" rating to the Bank as a result of its recent Community Reinvestment Act examination. The Company has incurred conversion and offering costs of $792,000 and $551,000 as of February 7, 2011 and December 31, 2010, respectively, which are considered prepaid expenses and included in other assets. If the conversion and offering are completed, eligible conversion and offering costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. The Company intends to address the OTS’s concerns regarding the Company’s CRA performance and remains committed to the completion of its conversion and offering, but has not yet determined when it will be completed.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 53.9% and 39.5%, respectively, of total assets at December 31, 2010, as compared to 47.6% and 44.7%, respectively, at March 31, 2010. Cash and cash equivalents decreased to 2.0% of total assets at December 31, 2010, as compared to 3.1% at March 31, 2010. The Company’s investment and mortgage-backed securities portfolios consist of only U.S. government-sponsored or guaranteed enterprises.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (“FHLB”).  Deposits increased $71.9 million, or 9.5%, between March 31, 2010 and December 31, 2010, and borrowed funds decreased by $15.6 million, or 12.6%, during this period. The balance in borrowed funds was $108.1 million at December 31, 2010 as compared to $123.7 million at March 31, 2010. During the nine months ended December 31, 2010, $15.6 million of long-term borrowings were repaid in accordance with their original terms.

Net interest income increased $509,000, or 8.7%, during the three months ended December 31, 2010, when compared with the same 2009 period.  This increase was due to a decrease in total interest expense of $689,000 partially offset by a decrease of $180,000 in total interest income. Average interest-earning assets increased $81.9 million, or 8.4% during the three months ended December 31, 2010, when compared to the same period in 2009, while average interest-bearing liabilities increased $78.5 million, or 9.2%, when compared with the same 2009 period. The $3.4 million increase in average net interest-

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d.)

earning assets was mainly attributable to increases of $132.4 million in the average balance of investment securities and $1.4 million in the average balance of other interest-earning assets, and a decrease of $26.5 million in the average balance of borrowings, partially offset by a decrease of $33.9 million in the average balance of loans, a decrease of $18.0 million in the average balance of mortgage-backed securities, and an increase of $105.0 million in the average balance of interest-bearing deposits. The net interest rate spread increased 10 basis points during the three months ended December 31, 2010, to 2.15% from 2.05% during the same 2009 period. This was due to a 52 basis point decrease in the cost of interest-bearing liabilities which was partially offset by a decrease of 42 basis points in the yield earned on interest-earning assets.

Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended December 31, 2010, non-interest income decreased $409,000, or 141.5%, to a net loss of $120,000 as compared with income of $289,000 for the same 2009 period, mostly due to a $397,000 net loss on the write-down of land held for sale. The provision for loan losses increased $90,000, to $90,000 for the three months ended December 31, 2010 from $0 for the three months ended December 31, 2009, and non-interest expenses increased $11,000, or 0.4%, between periods.

Changes in Financial Condition

The Company’s assets at December 31, 2010 totaled $1.12 billion, which represents an increase of $57.1 million, or 5.4%, as compared with $1.07 billion at March 31, 2010.

Cash and cash equivalents decreased $11.3 million, or 33.7% to $22.2 million at December 31, 2010 as compared to $33.5 million at March 31, 2010, as funds were redeployed into higher yielding assets.

Securities available for sale at December 31, 2010 decreased $19.3 million, or 26.6%, to $52.9 million from $72.1 million at March 31, 2010. The decrease during the nine months ended December 31, 2010 resulted primarily from maturities, calls, and repayments, totaling $28.9 million, partially offset by purchases of $10.0 million and a decrease of $398,000 in the unrealized gain on the portfolio.

Securities held to maturity at December 31, 2010 increased $117.7 million, or 27.0%, to $553.5 million from $435.8 million at March 31, 2010.  The increase during the nine months ended December 31, 2010, resulted primarily from purchases of securities totaling $273.2 million partially offset by maturities, calls and repayments totaling $155.7 million.

Net loans at December 31, 2010 decreased $33.5 million, or 7.0%, to $444.0 million when compared with $477.5 million at March 31, 2010.  The decrease during the nine months ended December 31, 2010 resulted primarily from repayment levels on loans exceeding origination volume. Declines in home sales resulting from uncertain economic conditions have caused a significant decrease in the need for loan financing. The largest decrease in the loan portfolio was in one-to four-family real estate loans which decreased $33.1 million, or 7.5%.

Total liabilities increased $54.6 million, or 6.1%, to $946.3 million at December 31, 2010 from $891.7 million at March 31, 2010.  Deposits at December 31, 2010 increased $71.9 million, or 9.5%, to $830.0 million when compared with $758.2 million at March 31, 2010, as the Bank continued to offer competitive rates on its deposit products and opened a new branch office in May 2010.  Borrowed funds decreased $15.6 million, or 12.6%, to $108.1 million at December 31, 2010, as compared with $123.7

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition (Cont’d.)

million at March 31, 2010.  During the nine months ended December 31, 2010, $15.6 million of long-term borrowings were repaid in accordance with their original terms. At December 31, 2010, the remaining borrowings of $108.1 million had an average interest rate of 3.77%.

Stockholders’ equity totaled $178.5 million and $176.0 million at December 31, 2010 and March 31, 2010, respectively. The increase of $2.5 million, or 1.4%, for the nine months ended December 31, 2010, resulted primarily from net income of $6.4 million, ESOP shares committed to be released of $496,000, and $154,000 for stock options and restricted stock awards earned under the Company’s 2005 Equity Incentive Plan and related tax benefits, partially offset by the repurchase of approximately 298,000 shares of Company common stock for an aggregate of $2.7 million, aggregate cash dividends paid of $1.6 million, and a net decrease in unrealized gains, net of income taxes, of $239,000 on the available for sale securities portfolios.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of this table, average balances have been calculated using the average of month-end balances, and nonaccrual loans are included in average balances; however, accrued interest income has been excluded from these loans.  Loan fees (costs) are included in interest income on loans and are insignificant.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax equivalent basis are insignificant.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009 (Cont’d.)

	Three Months Ended December 31,
	2010				2009
			Interest	Average			Interest	Average
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$452,618		$5,581	4.93%	$486,542		$6,201	5.10%
Mortgage-backed securities	338,411		3,845	4.54%	356,413		4,371	4.91%
Investment securities	246,315		1,627	2.64%	113,870		663	2.33%
Other interest-earning assets	25,406		122	1.92%	23,990		120	2.00%
Total interest-earning assets	1,062,750		11,175	4.21%	980,815		11,355	4.63%

Noninterest-earning assets	63,875				61,475
Total assets	$1,126,625				$1,042,290

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	54,058		85	0.63%	51,488		118	0.92%
Savings and Club accounts	112,758		234	0.83%	98,551		265	1.08%
Certificates of deposit	651,977		3,435	2.11%	563,791		3,799	2.70%
Total interest-bearing deposits	818,793		3,754	1.83%	713,830		4,182	2.34%
FHLB advances	111,542		1,041	3.73%	137,995		1,302	3.77%
Total interest-bearing liabilities	930,335		4,795	2.06%	851,825		5,484	2.58%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,824				6,123
Other noninterest-bearing liabilities	11,616				8,910
Total noninterest-bearing liabilities	18,440				15,033

Total liabilities	948,775				866,858
Stockholders' equity	177,850				175,432
Total liabilities and stockholders' equity	$1,126,625				$1,042,290

Net interest income			$6,380				$5,871
Interest rate spread				2.15%				2.05%
Net interest margin				2.40%				2.39%
Average interest-earning assets
to average interest-bearing
liabilities	1.14	x			1.15	x

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009 (Cont’d.)

Net income increased $20,000, or 1.0%, to $2.00 million for the three months ended December 31, 2010 compared with $1.98 million for the same 2009 period.  The increase in net income during the 2010 period resulted primarily from an increase of $509,000, or 8.7%, in net interest income, partially offset by an increase of $90,000, or 100.0%, in provision for loan losses, and a $397,000 loss on the write-down of land held for sale.

Interest income on loans decreased by $620,000, or 10.0%, to $5.58 million during the three months ended December 31, 2010, when compared with $6.20 million for the same 2009 period.  The decrease during the 2010 period mainly resulted from a decrease in the average yield earned on the loan portfolio of 17 basis points to 4.93% from 5.10%, coupled with a decrease of $33.9 million, or 7.0%, in the average balance when compared to the same period in 2009. Interest income on mortgage-backed securities decreased $527,000, or 12.1%, to $3.84 million during the three months ended December 31, 2010, when compared with $4.37 million for the same 2009 period.  The decrease during the 2010 period resulted from a decrease of 37 basis points in the average yield earned on mortgage-backed securities to 4.54% from 4.91%, coupled with a decrease of $18.0 million, or 5.1%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $965,000, or 145.6%, to $1.63 million during the three months ended December 31, 2010, when compared to $663,000 during the same 2009 period, due to an increase in the average balance of $132.4 million, or 116.3%, coupled with an increase of 31 basis points in the average yield to 2.64% from 2.33%. Interest earned on other interest-earning assets increased by $2,000, or 1.7%, to $122,000 during the three months ended December 31, 2010, when compared to $120,000 during the same 2009 period primarily due to an increase of $1.4 million, or 5.9%, in the average balance partially offset by a decrease of 8 basis points in average yield to 1.92% from 2.00%. The average balance of investment securities increased as funds generated from the increase in deposits primarily were invested into these types of assets. Funds were not invested into mortgage-backed securities as the average yield on these types of products were very low, therefore causing a decrease in balance. The decrease in the balance of loans was due to the low demand for loan products coupled with a high repayment level on existing loans.  The decrease in the average yields earned for loans, mortgage-backed securities and other interest-earning assets was due to lower market interest rates for all these types of products. The average yields of the current investment products purchased, mostly federal agency step-up securities, were higher than the existing portfolio, therefore causing and overall increase in the average yield from 2009 to 2010.

Interest expense on deposits decreased $428,000, or 10.2%, to $3.75 million during the three months ended December 31, 2010, when compared to $4.18 million during the same 2009 period.  The decrease was primarily attributable to a decrease of 51 basis points in the average cost of interest-bearing deposits to 1.83% from 2.34%, partially offset by an increase of $104.5 million, or 14.7%, in the average balance of interest- bearing deposits.  The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased approximately $261,000, or 20.0%, to $1.04 million during the three months ended December 31, 2010 when compared with $1.30 million during the same 2009 period. Such decrease was primarily attributable to a decrease of $26.5 million, or 19.2%, in the average balance of borrowings, coupled with a decrease of 4 basis points in the cost of borrowings to 3.73% from 3.77%.

Net interest income increased $509,000, or 8.67%, during the three months ended December 31, 2010, to $6.38 million when compared to $5.87 million for the same 2009 period.  Such increase was due to a

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009 (Cont’d.)

decrease in total interest expense of $689,000 partially offset by a decrease of $180,000 in total interest income. Average interest-earning assets increased $81.9 million, or 8.4%, during the three months ended December 31, 2010 while average interest-bearing liabilities increased $78.5 million, or 9.2%. The $81.9 million increase in average interest-earning assets was attributable to increases of $132.4 million in investment securities and $1.4 million in other interest-earning assets, partially offset by decreases of $33.9 million in loans and $18.0 million in mortgage-backed securities. The average balance in investment securities increased primarily due to the redeployment of funds generated by repayments, maturities and calls of mortgage-backed, investment securities and loans and growth in deposits into these assets. The average balance of loans decreased as repayment levels on loans exceeded origination volume. The average balance of mortgage-backed securities decreased as repayments on existing securities exceeded new purchases. The $78.5 million increase in average interest-bearing liabilities was primarily due to an increase of $105.0 million in the average balance of interest-bearing deposits partially offset by a decrease of $26.5 million in the average balance of borrowings. The net interest rate spread increased 10 basis points due to a 52 basis point decrease in the cost of interest-bearing liabilities, partially offset by a decrease of 42 basis points in the yield earned on interest-earning assets.

The provision for loan losses increased $90,000, to $90,000, during the three months ended December 31, 2010, as no provision was recorded during the same period in 2009. The entire provision recognized in the current period was attributable to a $260,000 specific reserve that was established on one impaired loan that is currently in the process of foreclosure, partially offset by a $170,000 decrease in the general valuation allowance. Management has determined that no other provisions were warranted during the three month period ended December 31, 2010, as non-performing loans have remained relatively stable in 2010 and the loan portfolio balance has decreased. The allowance for loan losses is based on management’s evaluation of the risk inherent in the Bank’s loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions.

At December 31, 2010 and 2009, the Bank’s non-performing loans, all of which were delinquent ninety days or more, and all of which were in a nonaccrual status, totaled $2.9 million and $1.9 million, respectively, representing 0.66% and 0.39%, respectively, of total gross loans, and 0.26% and 0.18%, respectively, of total assets at the end of each period. At March 31, 2010, nonaccrual loans totaled $2.5 million, or 0.51% and 0.23% of total gross loans and total assets, respectively. During the three months ended December 31, 2010 and 2009, the Bank charged off loan amounts totaling $160,000 and $0, respectively. During the period ended December 31, 2010, the $160,000 charge-off represented a loss from the write-down to fair value of one multi-family real estate loan which was repossessed in December 2010 and is now classified as real estate owned.  At December 31, 2010, non-performing loans consisted of thirteen loans secured by one-to four-family residential real estate, and two loans secured by commercial real estate, while at December 31, 2009, non-performing loans consisted of nine loans secured by one-to four-family residential real estate, two loans secured by commercial real estate, and one loan secured by a multi-family dwelling. All non-performing loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $1.7 million, $2.2 million and $1.7 million at December 31, 2010, March 31, 2010, and December 31, 2009 respectively. There was a $260,000 specific reserve required on one impaired loan as of December 31, 2010. There were no specific reserves required on impaired loans as of December 31, 2009.  The allowance for loan losses amounted to $2.1 million for all the periods ended December 31, 2010, March 31, 2010, and December 31, 2009,

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009 (Cont’d.)

representing 0.48%, 0.43%, respectively, of total gross loans at December 31, 2010 and March 31, 2010, respectively, and 0.42% of total gross loans at December 31, 2009.

Non-interest income decreased $409,000, or 141.5%, to a loss of $120,000 for the three months ended December 31, 2010 from income of $289,000 for the three months ended December 31, 2009. The decrease resulted from a loss on the write-down of land held for sale of $397,000 during the three months ended December 31, 2010. The Bank had previously acquired a property for the purpose of building a branch office on the land, but subsequently decided not to proceed with the construction of the branch office. The balance was transferred from premises and equipment to land held for sale, and a write-down on the property to fair value less costs to sell was recorded in December 2010 as a result of obtaining a current appraisal on the property.

Non-interest expense increased $11,000, or 0.4% to $3.18 million for the three months ended December 31, 2010 as compared to $3.17 million for the three months ended December 31, 2009. The increase was primarily the result of an increase of $61,000, or 36.8% in federal deposit insurance premiums due to a larger deposit base on which the Bank’s premium is calculated coupled with an increase in the Federal Deposit Insurance Corporation assessment rate, partially offset by a decrease of $39,000 or 2.4% in salaries and employee benefits.

Income taxes totaled $991,000 and $1.01 million during the three months ended December 31, 2010 and 2009, respectively.  The decrease of $21,000, or 2.1%, during the 2010 period resulted from a decrease in the overall effective income tax rate which was 33.1% in the 2010 period, compared with 33.8% for 2009.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2010 and 2009

Average Balances and Yields.  The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of this table, average balances have been calculated using the average of month-end balances, and nonaccrual loans are included in average balances; however, accrued interest income has been excluded from these loans.  Loan fees (costs) are included in interest income on loans and are insignificant.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax equivalent basis are insignificant.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2010 and 2009 (Cont’d.)

	Nine Months Ended December 31,
	2010				2009
			Interest	Average			Interest	Average
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$463,597		$17,367	4.99%	$477,921		$18,423	5.14%
Mortgage-backed securities	341,036		12,022	4.70%	335,168		12,696	5.05%
Investment securities	215,369		4,286	2.65%	100,101		2,052	2.73%
Other interest-earning assets	23,954		291	1.62%	24,808		347	1.86%
Total interest-earning assets	1,043,956		33,966	4.34%	937,998		33,518	4.76%

Noninterest-earning assets	65,704				71,490
Total assets	$1,109,660				$1,009,488

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	54,014		294	0.73%	50,336		369	0.98%
Savings and Club accounts	108,818		682	0.84%	95,497		756	1.06%
Certificates of deposit	634,607		10,492	2.20%	534,027		12,658	3.16%
Total interest-bearing deposits	797,439		11,468	1.92%	679,860		13,783	2.70%
FHLB advances	117,927		3,413	3.86%	140,748		4,055	3.84%
Total interest-bearing liabilities	915,366		14,881	2.17%	820,608		17,838	2.90%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,495				5,568
Other noninterest-bearing liabilities	11,008				8,953
Total noninterest-bearing liabilities	17,503				14,521

Total liabilities	932,869				835,129
Stockholders' equity	176,791				174,359
Total liabilities and stockholders' equity	$1,109,660				$1,009,488

Net interest income			$19,085				$15,680
Interest rate spread				2.17%				1.86%
Net interest margin				2.44%				2.23%
Average interest-earning assets
to average interest-bearing
liabilities	1.14	x			1.14	x

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2010 and 2009 (Cont’d.)

Net income increased $2.21 million, or 53.2%, to $6.36 million for the nine months ended December 31, 2010 compared with $4.15 million for the same 2009 period.  The increase in net income during the 2010 period primarily was the result of an increase of $3.41 million, or 21.7%, in net interest income and a $329,000 net gain on the sale of premises and equipment, coupled with a decrease of $183,000, or 42.3%, in provision for loan losses, partially offset by an increase in income taxes of $1.44 million, or 74.2% to $3.38 million for the nine months ended December 31, 2010 from $1.94 million for same period ended December 31, 2009.

Interest income on loans decreased by $1.1 million, or 5.7% to $17.37 million during the nine months ended December 31, 2010, when compared with $18.42 million for the same 2009 period.  The decrease during the 2010 period mainly resulted from a decrease in the average balance of loans of $14.3 million, or 3.0%, when compared to the same period in 2009, coupled with a decrease in the average yield earned on the loan portfolio of 15 basis points, to 4.99% from 5.14%. The average balance of loans decreased as repayment levels on loans exceeded origination volume. Interest income on mortgage-backed securities decreased $674,000, or 5.3%, to $12.02 million during the nine months ended December 31, 2010, when compared with $12.70 million for the same 2009 period.  The decrease during the 2010 period resulted from a decrease of 35 basis points in the average yield earned on mortgage-backed securities to 4.70% from 5.05%, partially offset by an increase of $5.9 million, or 1.8% in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $2.24 million, or 108.9%, to $4.29 million during the nine months ended December 31, 2010, when compared to $2.05 million during the same 2009 period, due to an increase of $115.3 million, or 115.2%, in the average balance, partially offset by an 8 basis point decrease in the average yield to 2.65% from 2.73%. Interest earned on other interest-earning assets decreased by $56,000, or 16.1%, to $291,000 during the nine months ended December 31, 2010, when compared to $347,000 during the same 2009 period primarily due to a decrease of 24 basis points in the average yield to 1.62% from 1.86%, coupled with a decrease of $854,000, or 3.4%, in the average balance. The average balances of mortgage-backed and investment securities increased primarily due to the redeployment of funds resulting from growth in deposits into these categories of interest-earning assets. The decrease in the average yields earned was due to lower market interest rates for all these types of products.

Interest expense on deposits decreased $2.31 million, or 16.8%, to $11.47 million during the nine months ended December 31, 2010, when compared to $13.78 million during the same 2009 period.  The decrease was primarily attributable to a decrease of 78 basis points in the average cost of interest-bearing deposits to 1.92% from 2.70%, partially offset by an increase of $117.6 million, or 17.3%, in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased approximately $642,000, or 15.9%, to $3.41 million during the nine months ended December 31, 2010 when compared with $4.06 million during the same 2009 period. Such decrease was primarily attributable to a decrease of $22.8 million, or 16.2%, in the average balance of borrowings, partially offset by an increase of 2 basis points in the average cost of borrowings to 3.86% from 3.84%.

Net interest income increased $3.41 million, or 21.7%, during the nine months ended December 31, 2010, to $19.09 million when compared to $15.68 million for the same 2009 period.  Such increase was due to a $448,000 increase in total interest income, coupled with a decrease in total interest expense of $2.96 million. Average interest-earning assets increased $106.0 million, or 11.3%, during the nine months ended December 31, 2010 while average interest-bearing liabilities increased $94.8 million, or 11.5%.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2010 and 2009 (Cont’d.)

The $106.0 million increase in average interest-earning assets was attributable to increases of $5.9 million in mortgage-backed securities, and $115.3 million in investment securities, partially offset by decreases of $14.3 million in loans, and $854,000 in other interest-earning assets. The average balances of mortgage-backed and investment securities increased primarily due to the deployment of funds resulting from the growth in deposits. The average balance of loans decreased as repayment levels on loans exceeded origination volume. The $94.8 million increase in average interest-bearing liabilities was primarily due to an increase of $117.6 million in the average balance of interest-bearing deposits partially offset by a decrease of $22.8 million in the average balance of borrowings. The net interest rate spread increased 31 basis points to 2.17% as a 42 basis point decrease to 4.34% in the average yield earned on interest-earning assets was more than offset by a decrease of 73 basis points to 2.17% in the average rate paid on interest-bearing liabilities.

The provision for loan losses decreased $183,000, or 42.3%, to $250,000, during the nine months ended December 31, 2010, as compared to $433,000 during the nine months ended December 31, 2009. The entire provision recognized in the current period was attributable to $420,000 in specific reserves that were established on two impaired loans in foreclosure, one which became real estate owned during the nine month period ended December 31, 2010, partially offset by a decline of $170,000 in general reserves. See “Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009” for a discussion of non-performing loans as of December 31, 2010. During the nine months ended December 31, 2010 and 2009, the Bank charged off $160,000 and $83,000, respectively. During the nine month period ended December 31, 2010, the $160,000 charge-off represented a loss from the write-down to fair value of one multi-family real estate loan which was repossessed in December 2010 and is now classified as real estate owned.  During the nine month period ended December 31, 2009, the $83,000 charge-off represented a partial loss from the restructuring of one residential real estate loan.

Non-interest income decreased $100,000, or 11.5%, to $771,000 for the nine months ended December 31, 2010 from $871,000 for the nine months ended December 31, 2009. The decrease resulted mostly from a write-down of land held for sale of $397,000 during the nine months ended December 31, 2010 as described above, partially offset by a net gain on the sale of premises and equipment of $329,000, as the Bank sold its Botany branch facility in August 2010 and recognized a $339,000 gain on the sale of land, buildings and improvements, net of a $10,000 loss recognized on the disposal of net furnishings and equipment.

Non-interest expense decreased by $162,000, or 1.6% to $9.87 million during the nine months ended December 31, 2010, when compared with $10.03 million during the same 2009 period.  The components of non-interest expense which experienced the most significant change were decreases in federal deposit insurance premiums and salaries and employee benefits, which decreased by $322,000, or 32.7%, and $194,000, or 3.8%, respectively, and an increase in occupancy expense of premises, which increased by $330,000, or 38.2%, respectively. The decrease in federal deposit insurance premiums in the 2010 period was due to increased assessments in the 2009 period that resulted from a special emergency assessment imposed by the Federal Deposit Insurance Corporation to increase the Deposit Insurance Fund in order to cover losses incurred from failed financial institutions, as well as anticipated future losses. The increase in occupancy expense of premises was mainly due to costs associated with the Bank’s new Fair Lawn and Lyndhurst branch locations which opened in November 2009 and May 2010, respectively, and expenses associated with the Woodland Park branch opened in October 2010, along with the renovation and repairs of other branch premises.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2010 and 2009 (Cont’d.)

Income taxes totaled $3.38 million and $1.94 million during the nine months ended December 31, 2010 and 2009, respectively.  The increase of $1.44 million, or 74.2%, during the 2010 period resulted from higher pre-tax income, coupled with an increase in the overall effective income tax rate which was 34.8% in the 2010 period, compared with 31.9% for 2009. The Company’s effective tax rate decreases when overall income decreases, as tax exempt income recognized from the increase in cash surrender value of bank owned life insurance accounts for a larger percentage of overall income.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $75.1 million, or 6.7% of total assets at December 31, 2010 as compared to $105.6 million, or 9.9% of total assets at March 31, 2010.

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company on a stand-alone basis is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, at December 31, 2010, the Company had liquid assets of $6.0 million.

Cash was generated by operating and financing activities during the three months ended December 31, 2010.  The primary sources of cash were net income and a net increase in deposits. Excluding dividends waived by the MHC, the Company declared and paid a cash dividend during the three months ended December 31, 2010 totaling $522,000. Dividends declared and paid totaled $1.6 million during the nine months ended December 31, 2010.

The Company’s primary investing activities are the origination of loans and the purchases of securities. Net loans amounted to $444.0 million and $477.5 million at December 31, 2010 and March 31, 2010, respectively. Securities, including available for sale and held to maturity issues, totaled $606.4 million and $507.9 million at December 31, 2010 and March 31, 2010, respectively.  In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments,  maturities, and calls on existing loans and securities.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short to intermediate-term investments, such as interest-bearing deposits.  If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow overnight funds

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d.)

from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on the Bank’s ability to collateralize such borrowings. At December 31, 2010, advances from the FHLB amounted to $108.1 million at a weighted average rate of 3.77%. Additionally, the Company has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established unsecured overnight lines of credit at a daily adjustable rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2010, the Bank had outstanding commitments to originate loans totaling approximately $5.1 million, which included $3.3 million for fixed-rate mortgage loans with interest rates ranging from 3.75% to 5.25%, $1.7 million in adjustable rate mortgage loans with initial rates of 3.875% to 4.25%, and a $150,000 home equity line of credit with an initial interest rate of 4.50%.

At December 31, 2010, the Bank had an outstanding commitment to purchase a $500,000 participation in a $2.6 million construction loan with an adjustable interest rate of 2.50% over the one month London Interbank Offering Rate or a minimum rate of 6.25%. In addition, the Bank had a commitment to purchase a $429,000 participation in a $1.7 million construction loan with an adjustable interest rate at the Prime Rate with a minimum rate of 5.25%.

At December 31, 2010, undisbursed funds from customer approved unused equity lines of credit under a homeowners’ equity lending program amounted to approximately $3.9 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Certificates of deposit due within one year or less at December 31, 2010, totaled $400.3 million, or 61.4% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances due within one year or less at December 31, 2010 totaled $17.7 million.

Under OTS regulations, three separate measurements of capital adequacy (the “Capital Rule”) are required.  The Capital Rule requires each savings institution to maintain tangible capital equal of at least 1.5% and core capital equal of at least 4.0% of its adjusted total assets.  The Capital Rule further requires each savings institution to maintain total risk based capital equal of at least 8.0% of its risk-weighted assets.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d.)

The following table sets forth the Bank’s capital position at December 31, 2010 and March 31, 2010, as compared to the minimum regulatory capital requirements:

			OTS Requirements
			Minimum Capital		For Classification as
	Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2010:
Total risk-based capital (to risk-weighted assets)	$162,726	42.62%	$30,542	8.00%	$38,177	10.00%
Tier 1 capital (to risk-weighted assets)	160,846	42.13	15,271	4.00	22,906	6.00
Core (tier 1) capital (to adjusted total assets)	160,846	14.38	44,747	4.00	55,934	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	160,846	14.38	16,780	1.50	-	-
As of March 31, 2010:
Total risk-based capital (to risk-weighted assets)	$155,990	41.45%	$30,103	8.00%	$37,629	10.00%
Tier 1 capital (to risk-weighted assets)	153,940	40.91	15,052	4.00	22,577	6.00
Core (tier 1) capital (to adjusted total assets)	153,940	14.52	42,411	4.00	53,014	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	153,940	14.52	15,904	1.50	-	-

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

The Bank manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect the earnings of the Bank while decreases in interest rates may beneficially affect earnings.  To reduce the potential volatility of earnings, management seeks to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, adjustable-rate mortgage loans are originated for retention in the loan portfolio.  The ability to originate adjustable-rate loans depends to a great extent on market interest rates and borrowers’ preferences.  As an alternative to adjustable-rate mortgage loans, the Bank offers fixed-rate mortgage loans with maturities of fifteen years or less.  This product enables the Bank to compete in the fixed-rate mortgage market while maintaining a shorter maturity.  Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans.  In recent years investment securities with terms of three years or less have been used to help manage interest rate risk. The Bank does not participate in hedging programs such as interest rate swaps or other activities involving the use of derivative financial instruments.

The Bank’s Interest Rate Risk Management Committee communicates, coordinates and controls all aspects involving asset/liability management.  The committee establishes and monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Net Portfolio Value.  The Bank uses a combination of internal and external analyses to quantitively model, measure and monitors its exposure to interest rate risk. The internal quantitative analysis utilized by management measures interest rate risk from both a capital and earnings perspective. The Bank’s internal interest rate risk analysis calculates sensitivity of its net portfolio value (“NPV”) ratio to movements in interest rates and measures the NPV ratio in a “base case” scenario that assumes no change in interest rates as of the measurement date. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The model measures the change in the NPV ratio throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up 100, 200 and 300 basis points and down 100 basis points. The model generally requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain “down rate” scenarios during periods of lower market interest rates. The Bank’s interest rate risk policy, as approved by the board of directors, establishes acceptable change levels in the NPV ratio throughout the scenarios modeled.

The following table presents the results of the Bank’s internal NPV analysis as of September 30, 2010, the most recent date the Bank’s NPV was calculated. Given the current economic environment, the Bank expects that its NPV values as of December 31, 2010 do not materially differ from the results presented below.  This data is for the Bank and its subsidiary only and does not include any assets of the Company.

					Net Portfolio Value as % of
Basis Point		Net Portfolio Value			Present Value of Assets
Change in Rates (1)		$ Amount	$ Change	% Change	NPV Ratio	Change
(Dollars in Thousands)

300	bp	$109,205	$(68,842)	(39)%	10.33%	(503	)bp
200		136,023	(42,024)	(24)	12.43	(293)
100		159,932	(18,114)	(10)	14.16	(120)
0		178,047	-	-	15.36	-
(100)		193,283	15,237	9	16.33	97

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Net Portfolio Value (Cont’d.).  The external interest rate sensitivity analysis is prepared by the OTS to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in NPV of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The OTS uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
ITEM 4:
CONTROLS AND PROCEDURES
_____________________________________________________

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

Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
 PART II

ITEM 1. Legal Proceedings

Periodically, there have been various claims and lawsuits against the Company and Bank, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  Except as discussed below, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

The Company, the Bank and our directors have been engaged in litigation with Lawrence Seidman since 2004.  Among several suits brought by Mr. Seidman is a shareholder derivative suit alleging corporate waste by the directors in breach of their fiduciary duties.  Mr. Seidman sought a judgment that the directors committed corporate waste by allegedly paying John A. Celentano, Jr. excessive salary and benefits, allocating benefits under the shareholder approved 2005 Equity Incentive Plan, approving and continuing a Directors Retirement Plan, which had been approved by the Bank’s primary regulator, and paying consulting fees to Mr. Frank Hahofer, a former Bank director, for special consulting services he performed for the Bank.  On October 31, 2007, the Chancery Division of the Superior Court of New Jersey entered judgment in favor of the directors regarding Mr. Celentano’s salary and compensation package, the 2005 Equity Incentive Plan, and the Directors’ Retirement Plan.  However, it entered judgment against the directors regarding the consulting fees paid to Mr. Hahofer and ordered that all defendant directors, as well as Mr. Hahofer, reimburse the Bank for all consulting fees paid to Mr. Hahofer.  Mr. Seidman filed a Motion for Reconsideration which was partially granted and entered on January 15, 2008.  As ordered by the Superior Court, the directors repaid $49,252.32 in fees paid to Mr. Hahofer and $16,377.75 in counsel fees.

Mr. Seidman filed a Notice of Appeal on April 22, 2008 arguing that the Superior Court misinterpreted and misapplied the business judgment rule and the doctrine of waste.  Mr. Seidman also argued that the Superior Court improperly reduced the amount to be reimbursed to the Bank under Mr. Hahofer’s consulting arrangement, as well as the award of counsel fees to Mr. Seidman.  On August 19, 2009, the Superior Court of New Jersey Appellate Division affirmed the trial court’s ruling dismissing Mr. Seidman’s claims based upon the business judgment rule and doctrine of waste and rejected Mr. Seidman’s argument that amounts paid to Mr. Hahofer under his consulting agreements prior to the Bank’s conversion to stock form should be repaid.

Mr. Seidman then sought the Appellate Division’s reconsideration of its opinion and order issued on August 19, 2009.  That motion was denied by the Appellate Division on September 11, 2009.  Mr. Seidman sought review of the Appellate Division’s ruling relating to the application of the business judgment rule to the directors’ grant of stock options and stock awards under the 2005 Equity Incentive Plan by filing a petition for certification with the Supreme Court of New Jersey.  The Supreme Court granted the petition, heard oral argument on the appeal, but has not yet rendered its decision.

The existing litigation is solely against the directors and, accordingly, there is not a contingent liability for the Bank or the Company relating to this litigation.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
PART II

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010 as filed with the Securities and Exchange Commission on June 9, 2010. Except as set forth below, as of December 31, 2010, the risk factors of the Company have not changed materially from those disclosed in our Annual Report on Form 10-K, however, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

A continuation or worsening of national and local economic conditions may negatively impact our financial condition and results of operations.

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve.  Financial institutions continue to be affected by sharp declines in financial and real estate values.  A continued or further decline in commercial and residential real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including unemployment levels that continue to remain elevated or further increase, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made.  In the event that unemployment levels continue to remain elevated or increase further, certain of our borrowers may exhaust their existing reserves, which may result in increases in loan delinquencies, troubled debt restructurings, problem assets and foreclosures and a decline in the value of the collateral for our loans.  Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate our increasing our provision for loans losses, which would reduce our earnings.  Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

Substantially all of our loan portfolio is comprised of loans secured by property located in northern New Jersey.  This makes us vulnerable to a downturn in the local economy and real estate markets.  Adverse conditions in the local economy such as inflation, unemployment, recession or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.  Currently, there is not a single employer or industry in the area on which a significant number of our customers are dependent.

Changes in interest rates may hurt our profits and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings.  Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our borrowings.  Changes in interest rates could adversely affect our interest rate spread and, as a result, our net interest income.  Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract.  Our liabilities are shorter in duration than our

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
PART II

ITEM 1A:  Risk Factors (Cont’d.)

assets, so they will adjust faster in response to changes in interest rates.  As a result, when interest rates rise, our funding costs will rise faster than the yield we earn on our assets, causing our interest rate spread to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—will also reduce our interest rate spread.  Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates.  Because our liabilities are shorter in duration than our assets, when the yield curve flattens or even inverts, we will experience pressure on our interest rate spread as our cost of funds increases relative to the yield we can earn on our assets.

Recently enacted regulatory reform legislation may have a material impact on our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Act contains several provisions that will have a direct effect on new Clifton Savings Bancorp and Clifton Savings Bank. Under the law, the federal thrift charter is preserved, but federal thrifts will become regulated by the Office of the Comptroller of the Currency after July 21, 2011 (subject to a possible six month extension).  In addition, the Office of Thrift Supervision will be eliminated and savings and loan holding companies will become regulated by the Federal Reserve Board. The Office of the Comptroller of the Currency and the Federal Reserve Board have been commercial bank regulators and not regulators of savings associations.  As a result, it is uncertain at this time what impact this aspect of the regulatory restructuring will have on our business.  In addition, our new regulators may compare us to commercial banks rather than a peer group of similarly situated thrift institutions which may result in our new regulators requiring or suggesting changes in our business practices.  For example, in the event that the Office of the Comptroller of the Currency were to object to our loan portfolio’s concentration of one- to four-family residential loans, we may be required to diversify our loan portfolio, which would lead to the implementation of additional procedures and systems and increase our operating  costs.  The law also creates a Consumer Financial Protection Bureau that will be dedicated to protecting consumers in the financial products and services market. The creation of this bureau could result in new regulatory requirements and raise the cost of regulatory compliance.

In addition, the Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject.  As a result, beginning on July 21, 2015, we will become subject to consolidated capital requirements which we have not been subject to previously.  The Act also significantly rolls back the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule; and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.  As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

Furthermore, the Act could require changes in loan loss provisioning practices, risk retention for securitized loans, debit card transactions and compensation practices. Many of the Act’s provisions require that implementing regulations be issued and, as a result, the full impact of the

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
PART II

 ITEM 1A:  Risk Factors (Cont’d.)

legislation cannot be assessed for an extended period of time.  The foregoing regulatory reforms, however, may have a material impact on our operations.

The recent publicized foreclosure issues affecting the nation’s largest mortgage loan servicers could impact our foreclosure process and timing to completion of foreclosures.

Several of the nation’s largest mortgage loan servicers have experienced higher publicized compliance issues with respect to their foreclosure processes.  As a result, theses servicers have temporarily imposed moratoriums on their foreclosures and have been the subject of state attorney general scrutiny and consumer lawsuits.  These difficulties and the potential legal and regulatory responses may impact the foreclosure process and timing to complete foreclosures of residential mortgage lenders generally.  Increases in the foreclosure timeline may have an adverse effect on collateral values and further delay the overall recovery of the real estate market.  In addition, to the extent we experience an increase in our non-performing loans moving into foreclosure, the increase in the foreclosure time and impact on collateral values may adversely affect our ability to maximize recoveries.

Our ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and government-sponsored enterprises in the residential mortgage market.

Over the past few years, we have faced increased competition for residential mortgage loans due to the unprecedented involvement of the government-sponsored enterprises in the mortgage market as a result of the recent economic crisis, which has caused the interest rate for mortgage loans that conform to the government-sponsored enterprises’ guidelines to acquire loans to remain artificially low.  In addition, the U.S. Congress recently extended through September 2011 the expanded government-sponsored enterprises conforming loan limits in many of our operating markets, allowing larger balance loans to be acquired by the government-sponsored enterprises.  As a result of these factors, we expect that our one-to four-family loan repayments will remain at elevated levels and will continue to outpace our loan production, making it difficult for us to grow our mortgage loan portfolio and balance sheet.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
PART II

ITEM 1A:  Risk Factors (Cont’d.)

Strong competition within our market area could hurt our profits and slow growth.

Although we consider ourselves competitive in our primary market area of Bergen, Passaic, Essex, Morris, Hudson and Union Counties, New Jersey, we face intense competition both in making loans and attracting deposits.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

The requirement to account for certain assets at estimated fair value, and a proposal to account for additional financial assets and liabilities at estimated fair value, may adversely affect our stockholders’ equity and our results of operations.

We report certain assets, including securities, at fair value, and a recent proposal would require us to report nearly all of our financial assets and liabilities at fair value.  Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value.  Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk.  Under current accounting requirements, elevated delinquencies, defaults and estimated losses from the disposition of collateral in our mortgage-backed securities portfolio may require us to recognize additional other-than-temporary impairment in future periods with respect to our securities portfolio.  The amount and timing of any impairment recognized will depend on the severity and duration of the decline in the estimated fair value of the asset and our estimate of the anticipated recovery period.  Under proposed accounting requirements, we may be required to record reductions in the fair value of nearly all of our financial assets and liabilities (including loans) either through a charge to net income or through a reduction to accumulated other comprehensive income (loss).  Accordingly, we could be required to record charges on assets such as loans where we have no intention to sell the loan and expect to receive repayment in full on the loan.  This could result in a decrease in net income, or a decrease in our stockholders’ equity, or both.

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
PART II

ITEM 1A:  Risk Factors (Cont’d.)

We may have unanticipated credit risk in our investment and mortgage-backed securities portfolio.

At December 31, 2010, $606.4 million, or 53.9% of our assets, consisted of investment and mortgage-backed securities, many of which were issued by, or have principal and interest payments guaranteed by Fannie Mae or Freddie Mac.  On September 7, 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac into federal conservatorship.  Although the federal government has committed substantial capital to Fannie Mae and Freddie Mac, there can be no assurance that these credit facilities and other capital infusions will be adequate for their needs.  If the financial support is inadequate, or if additional support is not provided when needed, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations.  As a result, the future roles of Fannie Mae and Freddie Mac could be significantly altered.  Failure by Fannie Mae or Freddie Mac to honor their guarantees or obligations, or a significant restructuring of their roles, could have a significant adverse affect on the market value and cash flows of the investment and mortgage-backed securities we hold, resulting in substantial losses.

Increased and/or special Federal Deposit Insurance Corporation assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund.  As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings.  In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions.  Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was approximately $422,000.  In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.6 million.  Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

The Company’s ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company and the waiver of dividends by the MHC.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  Until January 1, 2011, the Bank will not be permitted to make a capital distribution to the Company under the OTS safe harbor regulations and would be required to obtain prior OTS approval of any such capital distribution.  The MHC owns a majority of the Company’s outstanding stock.  The MHC waives its right to dividends on the shares that it owns, which means the amount of dividends paid to public stockholders is significantly higher than it would be if the MHC accepted dividends.  The MHC is not required to waive dividends, but the Company expects this practice to continue.  As such, the MHC is

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
PART II

ITEM 1A:  Risk Factors (Cont’d.)

required to obtain a waiver from the OTS allowing it to waive its right to dividends. The current waiver is effective for dividends paid for the quarter ended December 31, 2010.  It is expected that the MHC will continue to waive future dividends, except to the extent dividends are needed to fund the MHC’s continuing operations, subject to the following.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended December 31, 2010.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchase of Our Equity Securities. There were no repurchases of our equity securities during the quarter ended December 31, 2010.

ITEM 3. Defaults Upon Senior Securities

  None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

  None.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES
PART II

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Charter Clifton Savings Bancorp, Inc. (1)
3.2	By-Laws of Clifton Savings Bancorp, Inc. (2)
4.1       Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

CLIFTON SAVINGS BANCORP, INC.

Date: February 8, 2011	By:	/s/ John A. Celentano, Jr.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2011	By:	/s/ Christine R. Piano
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)