Form 10-K
period 2011-03-31
CLIFTON SAVINGS BANCORP INC
filed 2011-06-09
CIK 1240581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011
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
Non-Accelerated Filer                                           ☐                                Smaller Reporting Company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of September 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $73,590,982, based upon the closing price of $8.60 as quoted on the Nasdaq Global Select Market.

The number of shares outstanding of the registrant’s common stock as of April 30, 2011 was 26,139,199.  Of such shares outstanding, 16,791,758 shares were held by Clifton MHC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2011 Annual Report to Stockholders and of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

PART I

Item 1.  Business

General

Clifton Savings Bancorp, Inc. (sometimes referred to herein as “Clifton Savings Bancorp”) was organized as a federal corporation at the direction of Clifton Savings Bank (sometimes referred to herein as “Clifton Savings”) in connection with the mutual holding company reorganization of Clifton Savings.  The reorganization was completed on March 3, 2004.  In the reorganization, Clifton Savings Bancorp issued a majority of its outstanding shares of common stock to Clifton MHC, the mutual holding company parent of Clifton Savings, and sold the remainder of its outstanding shares of common stock to the public.   On September 12, 2007, Clifton Savings converted from a New Jersey chartered savings and loan association to a federally chartered savings bank. In connection with the charter conversion, Clifton Savings changed its name to “Clifton Savings Bank.”

On November 8, 2010, the Boards of Directors of Clifton Savings Bancorp, Clifton MHC and Clifton Savings Bank unanimously adopted a plan of conversion pursuant to which Clifton Savings Bank will convert from the partially public mutual holding company structure to the fully public stock holding company form of organization and the shares of Clifton Savings Bancorp currently owned by Clifton MHC will be sold in a registered public offering.  In accordance with the plan of conversion, upon consummation of the conversion: (i) all of Clifton Savings Bank’s common stock will be owned by new Clifton Savings Bancorp, a newly formed Nevada corporation; (ii) all of new Clifton Savings Bancorp’s common stock will be owned by the public; and (iii) the present Clifton Savings Bancorp and Clifton MHC will cease to exist.  On February 7, 2011, Clifton Savings Bancorp announced the postponement of its second step conversion and offering following the issuance by the Office of Thrift Supervision of a “needs to improve” Community Reinvestment Act rating to Clifton Savings Bank as a result of its recent Community Reinvestment Act examination. So long as Clifton MHC exists, it will own at least a majority of Clifton Savings Bancorp’s common stock.

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

Subsidiary Activities

Clifton Savings Bancorp’s sole subsidiary is Clifton Savings.  Clifton Savings has one wholly owned subsidiary, Botany Inc., a New Jersey chartered investment company that holds investment and mortgage-backed securities.  Botany Inc. is treated under New Jersey tax law as a New Jersey investment company. At March 31, 2011, Botany Inc. had total assets of $194.6 million.

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

Market Area

We are headquartered in Clifton, New Jersey, which is located in northeast New Jersey and situated approximately 20 miles west of New York City.  In addition to our main office located in Passaic County, we currently operate eleven branch offices in Bergen and Passaic Counties in New Jersey, which, along with Essex, Morris, Hudson and Union Counties in New Jersey, comprise our primary market area.  Two of our eleven branch offices located in Lyndhurst and Woodland Park, New Jersey were opened within the past year.  The economy in our primary market area has benefited from being varied and diverse. It is both urban and suburban with a broad economic base.  As a result of its proximity to New York City, our primary market area is also home to a significant number of commuters working in the greater New York City metropolitan area.  As one of the wealthiest states in the nation, New Jersey, with a population of approximately 8.7 million, is considered one of the most attractive banking markets in the United States. As of March 2011, the unemployment rate for New Jersey was 9.3%, which was higher than the national rate of 8.8% at that time.

Competition

Recent economic events have altered the competition for deposits and  loans in our market area.

Deposits.  Although there are a large number of financial institutions in our market area, in recent years our competition has shifted away from the larger regional and money center banks, money market funds and stock market to local community banks and larger thrift institutions.  We focus primarily on retail savings products.  During the past few years, competition for retail savings deposits has shifted back to the best pricing, which continues to be beneficial to us as we maintain a highly competitive pricing strategy.

Loans.  We continue to face stiff competition from other financial service providers, particularly large national lenders.  Other competitors include credit unions and mortgage brokers which keep overhead costs and mortgage rates down, by selling loans and not holding or servicing them.  Over the past few years, we have also faced increased competition for residential mortgage loans due to the unprecedented involvement of the government-sponsored enterprises in the mortgage market as a result of the recent economic crisis, which has caused the interest rate for mortgage loans that conform to the government-sponsored enterprises’ guidelines to acquire loans to remain artificially low.  These competitors may not have the stringent underwriting standards that we have.  We will not sacrifice quality for loan volume.  In recent periods this has contributed to the decrease in loans that we have been able to originate.

Lending Activities

General.  Our loan portfolio consists primarily of owner-occupied, one- to four-family mortgage loans secured by properties located in New Jersey.  To a much lesser extent, our loan portfolio also includes multi-family and commercial real estate loans, consumer loans and construction loans.  Clifton Savings Bank originates loans for its own portfolio.  At March 31, 2011, Clifton Savings Bank had no loans that were held for sale.

One- to Four-Family Residential Loans.  Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes.  We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years.  Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans.  The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that we originate at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk.  The loan fees charged, interest rates and other terms are determined by us on the basis of our own pricing criteria and competitive market conditions.  At March 31, 2011, the average balance of our one-to four-family loans was $213,000 and we did not have any one- to four-family loans in excess of $1.0 million.

We offer fixed rate loans with terms of either 15, 20 or 30 years.  Our adjustable-rate mortgage loans are based on a 30-year amortization schedule and interest rates and payments adjust annually after a one, five, seven or ten-year initial fixed period.  In addition, we offer adjustable-rate mortgage loans that adjust every three years after a three-year initial fixed period.  The initial rate is a fully indexed rate.  Interest rates on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% above either the one-year or three-year constant maturity Treasury index.  The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

We do not make conventional loans with loan-to-value ratios exceeding 90% and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied, one- to four-family residences.  Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral.  We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our board of directors.  We require title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance (and flood insurance for loans on property located in a flood zone) prior to closing the loan.  We only originate full document loans and do not offer any interest-only, negative amortization, FHA or VA loans.

In an effort to provide financing for low and moderate income first-time buyers, we offer a first-time home buyers’ program.  We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines.  All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property at origination.

Generally, our one-to four-family loans are secured by owner-occupied properties.  We do lend to borrowers for second homes, but charge 25 basis points more than the rate on primary residences.  The maximum loan to value ratio on a mortgage for a borrower’s second home is 80%.  We also offer loans on investor-owned properties.  For one-to four-family loans secured by investor-owned properties, we increase the rate by 50 basis points above the rate we charge for loans secured by owner-occupied, one-to four-family properties and limit the loan to value ratio to 70%.

As we originate all loans for our portfolio, we are able to offer loan modifications for borrowers who request them to receive a lower interest rate.  Upon the request of the borrower, we will reduce the interest rate on their loan to the rate we are offering new customers on the same product in exchange for the payment of up to one point on the borrower’s outstanding loan balance.  Under this program, we will not modify loans that are not performing in accordance with their original terms.

Consumer Loans.  Our consumer loans include second mortgage loans and home equity loans, as well as loans secured by passbook accounts and certificates of deposit.

We offer second mortgage loans and home equity loans with combined loan to value ratios not to exceed 75%.  All second mortgage loans and home equity loans are full documentation loans.  Our second mortgage loans are originated with terms of five, ten, fifteen and twenty years and we charge higher rates for longer term loans.  Our home equity loans are originated with a 15 year draw period and 20 year payment period.

Multi-Family and Commercial Real Estate Loans.  We offer fixed and adjustable-rate mortgage loans secured by multi-family and commercial real estate.  Our multi-family and commercial real estate loans are generally secured by mixed-use properties with residential units as well as retail space located within our primary market area of Passaic, Bergen, Essex, Morris, Hudson and Union Counties, New Jersey.  At March 31, 2011, we had $12.7 million in multi-family loans and $12.1million in commercial real estate loans.

We originate fixed-rate multi-family and commercial real estate loans for terms up to 15 years, and adjustable-rate multi-family and commercial real estate loans for terms up to 25 years.  Interest rates and payments on our adjustable-rate mortgage loans adjust every five years after a five-year initial fixed period, or every year after a ten-year initial fixed period.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 3.00% above the five-year, or one-year, constant maturity Treasury index.  There is a 2.50% adjustment period rate cap.  There are no lifetime interest rate caps.  Loan amounts do not exceed 75% of the appraised value.  We require an assignment of rents and personal guarantees on all multi-family and commercial real estate loans.

At March 31, 2011, we had three loans in this category that exceeded $1.0 million.  Our largest multi-family loan was a $2.1 million loan secured by a thirty eight-unit dwelling, and our largest commercial loan was a $1.3 million loan secured by a building with three retail spaces. At March 31, 2011, these loans were performing in accordance with their terms.

Residential Construction Loans.  To a much lesser extent, we originate loans to finance the construction of residential dwellings.  We only offer construction/permanent loans for the construction of one-to four-family homes to be occupied by the borrower.  Construction loans generally have a maximum loan-to-value ratio of 70%.  Loan proceeds are disbursed in increments as construction progresses and as independent inspections warrant.  We use independent fee appraisers for construction disbursement purposes.  At March 31, 2011, all of our outstanding construction loans were performing in accordance with their terms.

Loan Underwriting Risks.

Adjustable-Rate Loans.  While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability of the underlying property also may be adversely affected in a high interest rate environment.  In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on such loans.

While one- to four-family residential real estate loans are normally originated with terms up to 30 years, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

Multi-family and Commercial Real Estate Loans.  Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties are often dependent on the successful operation or management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  In order to monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family and commercial real estate loans.  Management performs annual reviews and prepares evaluations on all loans where the loan is secured by commercial or multi-family real estate.

Construction Loans.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the dwelling.  If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

Loan Originations and Purchases. Loan originations come from a number of sources.  The customary sources  include internet mortgage loan marketers, local mortgage brokers, advertising, referrals from customers and personal contacts by our staff.  We retain for our portfolio all of the loans that we originate.  We occasionally purchase real estate loans on properties located primarily within the state of New Jersey and, to a much lesser extent, loans on properties located within the fifteen states on the Eastern Seaboard to supplement our own originations.  Each purchased loan is subject to an underwriting review using the same guidelines established for our own origination process performed by our staff and we review every loan file we purchase.

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

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation.  At March 31, 2011, our regulatory limit on loans to one borrower was $23.9 million. At that date, our largest lending relationship was $2.6 million and consisted of eleven loans with an average balance of approximately $240,000 secured by various real properties, which were performing according to their original repayment terms at March 31, 2011.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Commitments, excluding lines of credit and loan purchases, as of March 31, 2011 totaled $9.6 million.

Non-Performing and Problem Assets. When a loan is over 15 days delinquent, we generally send the borrower a late charge notice.  When the loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date.  If payment is not then received by the 45th day of delinquency, additional late charges and delinquency notices are issued.  After the 90th day of delinquency, we will send the borrower a final demand for payment and refer the loan to legal counsel to commence foreclosure proceedings.

We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired, it is recorded at the fair market value less costs to sell at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

Under current accounting guidelines a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.  We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, we are not required to evaluate them individually for impairment unless they are considered troubled debt restructurings, as discussed in this annual report.  All other loans are evaluated for impairment on an individual basis.

For economic reasons and to maximize the recovery of a loan, we work with borrowers experiencing financial difficulties, and consider modifications to borrowers’ existing loan terms and conditions that we would not otherwise consider, commonly referred to as troubled debt restructurings.  We record an impairment loss, if any, based on the present value of expected future cash flows under the restructured terms discounted at the original loan’s effective interest rate.  We report the loan as a troubled debt restructuring until the borrower has performed for twelve consecutive months in accordance with the terms of the restructuring.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in corporate securities.   We also are required to maintain an investment in Federal Home Loan Bank of New York stock.  While we maintain the authority under applicable law and our investment policies to include investments in derivative securities, we had no such investments at March 31, 2011.

At March 31, 2011, our investment portfolio consisted of federal agency debt securities with maturities of 15 years or less and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less.  During the year ended March 31, 2011, we primarily purchased longer-term agency securities in an effort to increase yield.  Changes in general interest rates and market conditions may result in calls of these types of securities, which may cause actual maturities to differ from contractual maturities.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return.  Clifton Savings Bank’s board of directors has the overall responsibility for Clifton Savings Bank’s investment portfolio, including approval of its investment policy and the appointment of its Investment Committee.  The Investment Committee consists of four members of our board of directors and is responsible for approval of investment strategies and monitoring of investment performance.  Clifton Savings Bank’s President is the designated investment officer and, in conjunction with the Chief Financial Officer, is responsible for the daily investment activities and is authorized to make investment decisions consistent with Clifton Savings Bank’s investment policy.  The Investment Committee meets regularly with the President and Chief Financial Officer to review and determine investment strategies and transactions.

Deposit Activities and Other Sources of Funds

General.  Deposits and loan repayments are the major sources of our funds for lending and other investment purposes.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  Substantially all of our depositors are residents of the State of New Jersey.  Deposits are attracted from within our primary market area through the offering of a broad selection of liquid and term deposit instruments, including checking accounts, business checking, high-yield (Crystal) checking, money market accounts, passbook and statement savings accounts, club and certificates of deposit.  We do not utilize brokered funds.   Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and interest rates, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products, and customer preferences.  We review our deposit flows, mix and pricing weekly.  Our current strategy is to attract and retain deposits primarily by offering competitive rates.  We have been successful in attracting deposits in part through the recent expansion of our branch network.

Borrowings.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of an institution’s assets, and limits short-term borrowings of less than one year to 10% of the institution’s assets.  The Federal Home Loan Bank determines specific lines of credit for each member institution.

Personnel

As of March 31, 2011, we had eighty nine full-time employees and eleven part-time employees, none of whom are represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Regulation and Supervision

General

Clifton Savings Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Clifton Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Clifton Savings Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Clifton Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Clifton Savings Bancorp, Clifton MHC and Clifton Savings Bank and their operations. Clifton Savings Bancorp and Clifton MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Clifton Savings Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed by the President on July 21, 2010, provides for the regulation and supervision of federal savings associations like Clifton Savings Bank to be transferred to the Office of the Comptroller of the Currency, the agency that regulates national banks.  The Office of the Comptroller of the Currency will assume primary responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings associations.  The transfer will occur over a transition period of up to one year from July 21, 2010, the effective date of the Dodd-Frank Act, subject to a possible six month extension.  At the same time, the responsibility for supervising savings and loan holding companies like Clifton MHC and Clifton Savings Bancorp will be transferred to the Federal Reserve Board.  The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators.  However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.

Certain of the regulatory requirements that are applicable to Clifton Savings Bank, Clifton Savings Bancorp and Clifton MHC are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Clifton Savings Bank, Clifton Savings Bancorp and Clifton MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Institutions

Business Activities.  Federal law and regulations govern the activities of federal savings banks, such as Clifton Savings Bank.  These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage.  In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

The Dodd-Frank Act authorizes depository institutions to pay interest on demand deposits effective July 31, 2011.  Depending upon competitive responses, that charge could have an adverse impact on Clifton Savings Bank’s interest expense.

Capital Requirements. The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary (Tier 2) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At March 31, 2011, Clifton Savings Bank met each of its capital requirements.

Prompt Corrective Regulatory Action.  The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s  degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness.  The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Clifton Savings Bank received a “needs to improve” Community Reinvestment Act rating in its most recently completed examination.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision.  If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Clifton Savings Bank, it is a subsidiary of a holding company.  If Clifton Savings Bank’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted.  In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period.  Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also made noncompliance with the qualified thrift lender test subject to agency enforcement action as a violation of law.  As of March 31, 2011, Clifton Savings Bank maintained 83% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties.  Federal law limits Clifton Savings Bank’s authority to make loans to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (i.e., generally, any company that controls or is under common control with an institution), including Clifton Savings Bancorp and Clifton MHC and their non-savings institution subsidiaries.  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law.  The purchase of low quality assets from affiliates is generally prohibited.  Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act generally prohibits loans by Clifton Savings Bancorp to its executive officers and directors.  However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Clifton Savings Bank to its executive officers and directors in compliance with federal banking regulations.  Federal regulations impose certain quantitative limits and require, among other things, that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features.  Clifton Savings Bank is therefore generally prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public.  Notwithstanding this rule, federal regulations permit Clifton Savings Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Clifton Savings Bank’s capital and surplus, or, in any event, greater than $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

Loans to executive officers are subject to additional restrictions based on the category of loan involved.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

The Office of the Comptroller of the Currency will assume primary enforcement authority over federal savings associations pursuant to the Dodd-Frank Act regulatory restructuring.

Assessments.  Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio.  The Office of Thrift Supervision assessments paid by Clifton Savings Bank for the year ended March 31, 2011 totaled $246,000.  The Office of the Comptroller of the Currency, which will succeed the Office of Thrift Supervision, is similarly funded through assessments on regulated institutions.

Insurance of Deposit Accounts. The deposits of Clifton Savings Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.

On February 7, 2011, the Federal Deposit Insurance Corporation approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act.  The final rule, which became effective for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity.   Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets.  For purposes of the final rule, tangible equity is defined as Tier 1 capital.  Prior to the April 1, 2011 effective date of the final rule, the Federal Deposit Insurance Corporation will continue to calculate the assessment base from adjusted domestic deposits.

The Federal Deposit Insurance Corporation also imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base) in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid asset as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to difficult economic conditions, deposit insurance per account owner was recently raised to $250,000.  That change was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts receive unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010, and certain senior unsecured debt issued by institutions and their holding companies during specified periods would be guaranteed by the FDIC through June 30, 2012, or in certain cases, to December 31, 2012.  Clifton Savings Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and Clifton Savings Bank and its holding companies opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extends the unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the four quarters ending March 31, 2011 averaged 1.03 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Clifton Savings Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision.  The management of Clifton Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Clifton Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Clifton Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Clifton Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2011 of $6.0 million. Federal Home Loan Bank advances must be secured by specified types of collateral.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs.  These requirements, as well as general financial results, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Other Regulations.  Clifton Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as, but not limited to, the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

The operations of Clifton Savings Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), and the related regulations of the Office of Thrift Supervision, which require savings associations operating in the United States to develop new anti-money laundering compliance programs (including a customer identification program that must be incorporated into the AML compliance program), due diligence policies and controls to ensure the detection and reporting of money laundering; and

•
The Bank Secrecy Act of 1970, which requires financial institutions in the United States to keep records of cash purchases of negotiable instruments, file reports of cash purchases of negotiable instruments exceeding a daily amount of $10,000 or more and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provided that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio was assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio was applied above $44.4 million.  The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements.  The amounts are adjusted annually and, for 2011, require a 3% ratio for up to $58.8 million and an exception of $10.7 million.  Clifton Savings Bank complies with the foregoing requirements.

Holding Company Regulation

General.  Clifton Savings Bancorp and Clifton MHC are savings and loan holding companies within the meaning of federal law.  As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities.  In addition, the Office of Thrift Supervision has enforcement authority over Clifton Savings Bancorp and Clifton MHC and their non-savings institution subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Clifton Savings Bank.

As part of the Dodd-Frank Act regulatory restructuring, the responsibilities of the Office of Thrift Supervision as to savings and loan holding companies are being transferred to the Federal Reserve Board.  The Federal Reserve Board is the agency that regulates bank holding companies.  The transfer will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act subject to a possible six month extension.

Restrictions Applicable to Mutual Holding Companies.  According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Clifton MHC, may generally engage in the following activities: (i) investing in the stock of a bank; (ii) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (iv) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by Office of Thrift Supervision for multiple savings and loan holding companies. In addition, mutual holding companies may engage in activities permitted for financial holding companies.  Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

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

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except:  (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions.  Clifton Savings Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend and comply with the additional restrictions described below.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Stock Holding Company Subsidiary Regulation.  The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies.  Clifton Savings Bancorp is the stock holding company subsidiary of Clifton MHC.  Clifton Savings Bancorp is permitted to engage in activities that are permitted for Clifton MHC subject to the same restrictions and conditions.

Capital Requirements.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.  The Dodd-Frank Act also requires the Federal Reserve Board to promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by Clifton MHC.  Office of Thrift Supervision regulations require Clifton MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Clifton Savings Bancorp.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings institution; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

The Dodd-Frank Act addressed the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board.  The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver.  The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver if: (i) the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members; and (iii) the wavier would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.  The Federal Reserve has not previously permitted dividend waivers by mutual bank holding companies and may object to dividend waivers involving mutual savings and loan holding companies, notwithstanding the referenced language in the Dodd-Frank Act.

Conversion of Clifton MHC to Stock Form.  Office of Thrift Supervision regulations permit Clifton MHC to convert from the mutual form of organization to the capital stock form of organization.  In a conversion transaction, a new holding company would be formed as the successor to Clifton Savings Bancorp, Clifton MHC’s corporate existence would end, and certain depositors of Clifton Savings Bank would receive the right to subscribe for additional shares of the new holding company.  In a conversion transaction, each share of common stock held by stockholders other than Clifton MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Clifton MHC own the same percentage of common stock in the new holding company as they owned in Clifton Savings Bancorp immediately before conversion.  The total number of shares held by stockholders other than Clifton MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

On November 8, 2010, the Boards of Directors of Clifton Savings Bancorp, Clifton MHC and Clifton Savings Bank unanimously adopted a plan of conversion pursuant to which Clifton Savings Bank will convert from the partially public mutual holding company structure to the fully public stock holding company form of organization and the shares of Clifton Savings Bancorp currently owned by Clifton MHC will be sold in a registered public offering.  However, on February 7, 2011, Clifton Savings Bancorp, Inc. announced the postponement of its second step conversion and offering following the issuance by the Office of Thrift Supervision of a “needs to improve” Community Reinvestment Act rating to Clifton Savings Bank as a result of its recent Community Reinvestment Act examination. The Company had incurred conversion costs relating to the offering of $951,000. At March 31, 2011, $532,000 are considered prepaid expenses included in other assets while the Company expensed $419,000 in costs which included $30,000 in occupancy expense of premises, $248,000 in legal expense, and $141,000 in other non-interest expenses, incurred as a result of the postponement. If the conversion and offering are completed, the remaining eligible conversion and offering costs will be netted against the offering proceeds. If the conversion and offering are terminated, the remaining costs will be expensed. The Company intends to address the OTS’s concerns regarding the Company’s CRA performance, and remains committed to the completion of its conversion and offering, but has not yet determined when it will be completed.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution.  Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the company.  A change in control definitively occurs upon the acquisition of 25% or more of a company’s outstanding voting stock.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Future Legislation.  Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress.  Such legislation may change banking statutes and the operating environment of Clifton Savings Bancorp and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of Clifton Savings Bancorp or any of its subsidiaries. With the recent enactments of the Dodd-Frank Act, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

Federal Securities Laws

Clifton Savings Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  Clifton Savings Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Federal and State Taxation

Federal Income Taxation

General.  We report our income on a calendar year basis using the accrual method of accounting.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2006.  For its 2011 fiscal year, Clifton Savings’ maximum federal income tax rate was 35%.

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

Below is information regarding the executive officers of Clifton Savings Bancorp and Clifton Savings who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years.  Ages presented are as of March 31, 2011.

Walter Celuch has been President and Corporate Secretary of Clifton Savings Bancorp since 2004 and has been President and Chief Executive Officer of Clifton Savings Bank since January 1999.  Mr. Celuch served as Corporate Secretary of Clifton MHC from 2004 to 2006.  Prior to January 1999, Mr. Celuch served as the Senior Vice President and Chief Financial Officer of Clifton Savings Bank.  Mr. Celuch has served with Clifton Savings Bank for over 23 years.  Mr. Celuch has been Director and Investment Officer of Botany Inc. since its inception in December 2004.  Age 63.

Bart D’Ambra has been Executive Vice President and Chief Operating Officer of Clifton Savings Bank since March 2003 and Corporate Secretary of Clifton MHC since 2006.  Mr. D’Ambra served as Senior Vice President of Clifton Savings Bank from April 2002 until March 2003.  Prior to April 2002, Mr. D’Ambra served Clifton Savings Bank as a Vice President.  Mr. D’Ambra has served with Clifton Savings Bank for over 18 years.  Mr. D’Ambra has been President and Chief Executive Officer of Botany Inc. since its inception in December 2004.  Age 62.

Stephen A. Hoogerhyde has been Executive Vice President and Chief Lending Officer of Clifton Savings Bank since March 2003 and April 2002, respectively.  Mr. Hoogerhyde served as Senior Vice President from April 2002 until March 2003.  Prior to April 2002, Mr. Hoogerhyde served Clifton Savings Bank as Vice President and Mortgage Officer.  Mr. Hoogerhyde has served with Clifton Savings Bank for over 24 years.  Age 56.

Christine R. Piano, a certified public accountant, has been Chief Financial Officer and Treasurer of Clifton Savings Bancorp and Clifton MHC since 2004 and has been Executive Vice President and Chief Financial Officer of Clifton Savings Bank since April 2003 and March 1999, respectively.  Ms. Piano served as Vice President from March 2000 to April 2003.  Ms. Piano has served with Clifton Savings Bank for over 12 years.  Ms. Piano has been Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc. since its inception in December 2004.  Age 47.

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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings.  Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our borrowings.  Changes in interest rates could adversely affect our interest rate spread and, as a result, our net interest income.  Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract.  Our liabilities are shorter in duration than our assets, so they will adjust faster in response to changes in interest rates.  As a result, when interest rates rise, our funding costs will rise faster than the yield we earn on our assets, causing our interest rate spread to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—will also reduce our interest rate spread.  Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates.  Because our liabilities are shorter in duration than our assets, when the yield curve flattens or even inverts, we will experience pressure on our interest rate spread as our cost of funds increases relative to the yield we can earn on our assets.

Recently enacted regulatory reform legislation may have a material impact on our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act.  The Dodd-Frank Act contains several provisions that will have a direct effect on new Clifton Savings Bancorp and Clifton Savings Bank. Under the law, the federal thrift charter is preserved, but federal thrifts will become regulated by the Office of the Comptroller of the Currency after July 21, 2011 (subject to a possible six month extension).  In addition, the Office of Thrift Supervision will be eliminated and savings and loan holding companies will become regulated by the Federal Reserve Board. The Office of the Comptroller of the Currency and the Federal Reserve Board have been commercial bank regulators and not regulators of savings associations.  As a result, it is uncertain at this time what impact this aspect of the regulatory restructuring will have on our business.  In addition, our new regulators may compare us to commercial banks rather than a peer group of similarly situated thrift institutions which may result in our new regulators requiring or suggesting changes in our business practices.  For example, in the event that the Office of the Comptroller of the Currency were to object to our loan portfolio’s concentration of one- to four-family residential loans, we may be required to diversify our loan portfolio, which would lead to the implementation of additional procedures and systems and increase our operating  costs.  The law also creates a Consumer Financial Protection Bureau that will be dedicated to protecting consumers in the financial products and services market. The creation of this bureau could result in new regulatory requirements and raise the cost of regulatory compliance.

The Dodd-Frank Act also requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject.  As a result, beginning on July 21, 2015, we will become subject to consolidated capital requirements which we have not been subject to previously.  In addition, the Dodd-Frank Act significantly rolls back the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule; and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.  As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

Furthermore, the Dodd-Frank Act could require changes in loan loss provisioning practices, risk retention for securitized loans, debit card transactions and compensation practices. Many of the Act’s provisions require that implementing regulations be issued and, as a result, the full impact of the legislation cannot be assessed for an extended period of time.  The foregoing regulatory reforms, however, may have a material impact on our operations.

The ability of Clifton Savings Bancorp to pay dividends is subject to the ability of Clifton Savings Bank to make capital distributions to Clifton Savings Bancorp and the waiver of dividends by Clifton MHC.

The long-term ability of Clifton Savings Bancorp to pay dividends to its stockholders is based primarily upon the ability of Clifton Savings Bank to make capital distributions to Clifton Savings Bancorp, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy. Under Office of Thrift Supervision safe harbor regulations, Clifton Savings Bank may distribute to Clifton Savings Bancorp capital not exceeding net income for the current calendar year and the prior two calendar years. Clifton MHC owns a majority of Clifton Savings Bancorp’s outstanding stock.  Clifton MHC waives its right to dividends on the shares that it owns, which means the amount of dividends paid to public stockholders is significantly higher than it would be if Clifton MHC accepted dividends.  Clifton MHC is not required to waive dividends, but Clifton Savings Bancorp expects this practice to continue.  As such, Clifton MHC is required to obtain a waiver from the Office of Thrift Supervision allowing it to waive its right to dividends. The current waiver is effective for dividends paid for the quarter ended June 30, 2011.  It is expected that Clifton MHC will continue to waive future dividends, except to the extent dividends are needed to fund Clifton MHC’s continuing operations, subject to the ability of Clifton MHC to obtain regulatory approval of its requests to waive dividends.

Under the Dodd–Frank Act, effective after the transfer date, a mutual holding company may waive its right to dividends on shares of its subsidiary if either no insider (or associate of an insider) or stock benefit plan of the company holds any share of stock of the class to which the waiver would apply, or if the company gives written notice of the waiver to the Federal Reserve and the Federal Reserve does not object.  For a company that waived dividends prior to December 1, 2009, the Federal Reserve may not object to such a waiver if such waiver would not be detrimental to the safety and soundness of the savings association subsidiary and the board of directors of the company expressly determines that such dividend waiver is consistent with the board’s fiduciary duty to the members of the company.  Historically, the Federal Reserve has not allowed mutual holding companies to waive the receipt of dividends from their mid-tier holding company subsidiaries.  While Clifton MHC is grandfathered for purposes of the dividend waiver provisions of the Dodd-Frank Act, we cannot assure that the Federal Reserve will grant a dividend waiver request and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve will place on future dividend waiver requests by grandfathered mutual holding companies such as Clifton MHC.

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

The requirement to account for certain assets at estimated fair value may adversely affect our stockholders’ equity and our results of operations.

We report certain assets, including securities, at fair value.  Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value.  Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk.  Under current accounting requirements, elevated delinquencies, defaults and estimated losses from the disposition of collateral in our mortgage-backed securities portfolio may require us to recognize other-than-temporary impairment in future periods with respect to our securities portfolio.  The amount and timing of any impairment recognized will depend on the severity and duration of the decline in the estimated fair value of the asset and our estimate of the anticipated recovery period. This could result in a decrease in net income, or a decrease in our stockholders’ equity, or both.

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

At March 31, 2011, $571.1 million, or 51% of our assets, consisted of investment and mortgage-backed securities, many of which were issued by, or have principal and interest payments guaranteed by Fannie Mae or Freddie Mac.  On September 7, 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac into federal conservatorship.  Although the federal government has committed substantial capital to Fannie Mae and Freddie Mac, these credit facilities and other capital infusions may not be adequate for their needs.  If the financial support is inadequate, or if additional support is not provided when needed, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations.  As a result, the future roles of Fannie Mae and Freddie Mac could be significantly altered.  Failure by Fannie Mae or Freddie Mac to honor their guarantees or obligations, or a significant restructuring of their roles, could have a significant adverse affect on the market value and cash flows of the investment and mortgage-backed securities we hold, resulting in substantial losses.

Clifton MHC’s majority control of our common stock enables it to exercise voting control over most matters put to a vote of stockholders, including preventing sale or merger transactions you may like.

Clifton MHC owns a majority of our common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of stockholders.  The same directors and officers manage Clifton Savings Bancorp, Clifton Savings and Clifton MHC.  As a federally chartered mutual holding company, the Board of Directors of Clifton MHC must ensure that the interests of depositors of Clifton Savings are represented and considered in matters put to a vote of stockholders of Clifton Savings Bancorp.  Therefore, the votes cast by Clifton MHC may not be in your personal best interests as a stockholder.  For example, Clifton MHC may exercise its voting control to defeat a stockholder nominee for election to the Board of Directors of Clifton Savings Bancorp.  In addition, stockholders will not be able to force a merger transaction without the consent of Clifton MHC.  Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares in these transactions.

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

The Office of Thrift Supervision recently conducted an examination to determine our compliance with the Community Reinvestment Act.  We received a rating of “needs to improve” with respect to compliance with the Community Reinvestment Act, which could significantly hinder our ability to implement our business strategy.

The Office of Thrift Supervision recently conducted a regularly scheduled examination to determine our compliance with the Community Reinvestment Act. The Community Reinvestment Act and related regulations of the Office of Thrift Supervision require savings banks, such as Clifton Savings Bank, to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  We received a rating of “needs to improve” (which is lower than the “satisfactory” rating we received in our last examination).  The Office of Thrift Supervision considers, among other factors, a savings bank’s compliance with the Community Reinvestment Act in reviewing corporate applications, such as applications to establish branches or conduct mergers and acquisitions, and a rating below “satisfactory” can result in the denial of such applications.  The failure to receive a rating of “satisfactory” or better can also result in other restrictions on Clifton Savings Bank’s activities.  All such restrictions will last until such time as Clifton Savings Bank receives a rating of “satisfactory” or better with respect to the Community Reinvestment Act, and a new review of our compliance may not occur for another year.  This could limit our ability to implement our business strategy, particularly with respect to acquisitions and branching.   On February 7, 2011, Clifton Savings Bancorp announced the postponement of its second step conversion and offering following the issuance by the Office of Thrift Supervision of a “needs to improve” rating to Clifton Savings Bank as a result of its recent Community Reinvestment Act examination.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business at our main office and eleven branch offices.  The following table sets forth certain information relating to these facilities as of March 31, 2011.

Location	Year Opened	Net Book Value as of March 31, 2011	Square Footage	Owned/ Leased
		(Dollars in thousands)
Main Office
1433 Van Houten Avenue	1981	$2,126	10,460	Owned

Branches
Clifton:
1055 Clifton Avenue	1956	608	2,484	Owned
319 Lakeview Avenue	1970	368	3,311	Owned
646 Van Houten Avenue	1968	1,101	1,081	Owned
387 Valley Road	1971	-	995	Leased
Garfield:
247 Palisade Avenue	1975	981	3,130	Owned
369 Lanza Avenue	1977	939	2,174	Owned
Wallington:
55 Union Boulevard	2004	1,164	2,806	Owned
Wayne:
1158 Hamburg Turnpike	2003	-	1,617	Leased
Fair Lawn:
33-11 Broadway	2009	89	2,718	Leased
Lyndhurst: 401 Valley Brook Avenue	2010	12	2,800	Leased
Woodland Park: Plaza 46 1530 US Highway 46	2010	156	3,000	Leased

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

On March 16, 2011 the Supreme Court of New Jersey affirmed the decision of the Superior Court of New Jersey Appellate Division relating to a derivative action alleging claims of corporate waste and breach of fiduciary duty against Clifton Savings Bank and its directors filed by Mr. Lawrence Seidman.  In affirming the Appellate Division’s decision, the Supreme Court found that Mr. Seidman failed to demonstrate that the stock options and restricted stock awards granted to directors under Clifton Savings Bancorp’s 2005 Equity Incentive Plan constituted corporate waste or breach of fiduciary duty.

 The ruling by the Supreme Court of New Jersey followed lengthy litigation initiated by Mr. Seidman beginning in 2004.  Among several suits brought by Mr. Seidman was a shareholder derivative suit alleging corporate waste by the directors and breach of their fiduciary duties.  Mr. Seidman sought a judgment that the directors committed corporate waste by, among other things, allocating benefits under the shareholder approved 2005 Equity Incentive Plan.  On October 31, 2007, the Chancery Division of the Superior Court of New Jersey entered judgment in favor of the directors relating to, among other things, allocation of awards under the 2005 Equity Incentive Plan.  Mr. Seidman filed a Notice of Appeal on April 22, 2008 arguing that the Superior Court misinterpreted and misapplied the business judgment rule and the doctrine of waste.  On August 19, 2009, the Superior Court of New Jersey Appellate Division affirmed the trial court’s ruling dismissing Mr. Seidman’s claims based upon the business judgment rule and doctrine of waste.

Mr. Seidman then sought the Appellate Division’s reconsideration of its opinion and order issued on August 19, 2009.  That motion was denied by the Appellate Division on September 11, 2009.  Mr. Seidman sought review of the Appellate Division’s ruling by filing a petition for certification with the Supreme Court of New Jersey.  The Supreme Court granted the petition, heard oral argument on the appeal and issued its order unanimously affirming the Appellate Division’s ruling on March 16, 2011.

Item 4.  [Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information regarding the market for Clifton Savings Bancorp’s common equity and related stockholder matters is incorporated herein by reference to the section captioned “Investor and Corporate Information” in Clifton Savings Bancorp’s 2011 Annual Report to Stockholders.

Clifton Savings Bancorp’s ability to pay dividends is dependent on dividends received from Clifton Savings, which is subject to a variety of limitations under the regulations of the Office of Thrift Supervision on the payment of dividends.  For a discussion of restrictions on the payment of cash dividends by Clifton Savings, see Part I, Item 1, “Business—Regulation and Supervision—Regulation  of Federal Savings Institutions—Limitation on Capital Distributions” in this Annual Report on Form 10-K.

Clifton Savings Bancorp did not repurchase any of its common stock during the quarter ended March 31, 2011.

Item 6.  Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial and Other Data” in the 2011 Annual Report to Stockholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Annual Report to Stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Annual Report to Stockholders.

Item 8.  Financial Statements and Supplemental Data

The information regarding financial statements is incorporated herein by reference to the sections captioned “Report of Independent Registered Public Accounting Firm” and “Consolidated Financial Statements” in the 2011 Annual Report to Stockholders.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)	Disclosure Controls and Procedures

Clifton Savings Bancorp’s management, including Clifton Savings Bancorp’s principal executive officer and principal financial officer, have evaluated the effectiveness of Clifton Savings Bancorp’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Clifton Savings Bancorp’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Clifton Savings Bancorp files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to Clifton Savings Bancorp’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, in the 2011 Annual Report to Stockholders.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in Clifton Savings Bancorp’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, Clifton Savings Bancorp’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

Directors

The information relating to the directors of Clifton Savings Bancorp is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in Clifton Savings Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Executive Officers

The information relating to the executive officers of Clifton Savings Bancorp in Part I, Item 1, “Business — Executive Officers of the Registrant” in this Annual Report on Form 10-K is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

    The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in Clifton Savings Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Disclosure of Code of Ethics

Clifton Savings Bancorp has adopted a Code of Ethics and Business Conduct.  See Exhibit 14.1 to this Annual Report on Form 10-K.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters—Committees of the Board of Directors—Audit/Compliance Committee” in Clifton Savings Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.  Executive Compensation

The information regarding executive and director compensation is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters—Director Compensation for the 2011 Fiscal Year,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” respectively, in Clifton Savings Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
   Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Savings Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(b)          Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Savings Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(c)           Changes in Control

Management of Clifton Savings Bancorp knows of no arrangements, including any pledge by any person or securities of Clifton Savings Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Equity Compensation Plan Information

The following table sets forth information as of March 31, 2011 about Company common stock that may be issued under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan.  The plan was approved by Clifton Savings Bancorp’s stockholders on July 14, 2005.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the column (a)) (c)

Equity compensation plans approved by stockholders	1,492,815	$10.09	786

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	1,492,815	$10.09	786

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Transactions with Related Persons” in Clifton Savings Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders.  The information regarding director independence is incorporated herein by reference to the section captioned “Corporate Governance — Director Independence” in Clifton Savings Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Proposal 2 — Ratification of the Independent Registered Public Accounting Firm” in Clifton Savings Bancorp’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	(1)	The following are filed as a part of this report by means of incorporation of Clifton Savings Bancorp’s 2011 Annual Report to Stockholders:

     ●        Report of Independent Registered Public Accounting Firm

     ●        Consolidated Statements of Financial Condition as of March 31, 2011 and 2010

●	Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended March 31, 2011

●	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Years in the Three-Year Period Ended March 31, 2011

●	Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended March 31, 2011

●	Notes to Consolidated Financial Statements

(2)	All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(3)           Exhibits

3.1	Charter of Clifton Savings Bancorp, Inc. (1)
3.2	Bylaws of Clifton Savings Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)
10.1	Clifton Savings Bank, S.L.A. Employee Stock Ownership Plan and Trust (1)*
10.2	ESOP Loan Commitment Letter and ESOP Loan Documents (1)*
10.3	Amended and Restated Employment Agreement between Clifton Savings Bancorp, Inc. and John A. Celentano, Jr. (3)*
10.4	Amended and Restated Employment Agreement between Clifton Savings Bancorp, Inc. and Walter Celuch (3)*
10.5	Amended and Restated Employment Agreement between Clifton Savings Bank and John A. Celentano, Jr. (3)*
10.6	Amended and Restated Employment Agreement between Clifton Savings Bank and Walter Celuch (3)*
10.7	Amended and Restated Change in Control Agreement between Clifton Savings Bank and Bart D’Ambra (3)*
10.8	Amended and Restated Change in Control Agreement between Clifton Savings Bank and Stephen A. Hoogerhyde (3)*
10.9	Amended and Restated Change in Control Agreement between Clifton Savings Bank and Christine R. Piano (3)*
10.10	Charter of Clifton Savings Bancorp, Inc. (1)
10.11	Clifton Savings Bank 401(k) Savings Plan (4)*
10.12	Amended and Restated Clifton Savings Bank Supplemental Executive Retirement Plan (3)*
10.13	Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan (5)*
10.14	Amendment to the Clifton Savings Bank Change in Control Severance Plan (3)*
13.0	Annual Report to Stockholders
14.1	Code of Ethics and Business Conduct (1)
21.0	List of Subsidiaries
23.0	Consent of ParenteBeard LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
_________________________
 *           Management contract or compensation plan arrangement.
(1)	Incorporated by reference to Clifton Savings Bancorp’s 2004 Annual Report on Form 10-K filed on June 29, 2004.
(2)	Incorporated by reference to Clifton Savings Bancorp’s Current Report on Form 8-K filed on October 26, 2007.
(3)	Incorporated by reference to Clifton Savings Bancorp’s Quarterly Report on Form 10-Q filed on February 5, 2009.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-113302) filed on March 5, 2004.
(5)	Incorporated by reference to Clifton Savings Bancorp’s Proxy Statement filed on June 10, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON SAVINGS BANCORP, INC.

Date: June 9, 2011	By:	/s/ John A. Celentano, Jr.
John A. Celentano, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John A. Celentano, Jr.	Chairman of the Board and Chief Executive Officer	June 9, 2011
John A. Celentano, Jr.	( principal executive officer)

/s/ Christine R. Piano	Chief Financial Officer and Treasurer	June 9, 2011
Christine R. Piano	(principal financial and accounting officer)

/s/ Thomas A. Miller	Director	June 9, 2011
Thomas A. Miller

/s/ Cynthia Sisco Parachini	Director	June 9, 2011
Cynthia Sisco Parachini

/s/ John H. Peto	Director	June 9, 2011
John H. Peto

/s/ Charles J. Pivirotto	Director	June 9, 2011
Charles J. Pivirotto

/s/ Joseph C. Smith	Director	June 9, 2011
Joseph C. Smith

/s/ John Stokes	Director	June 9, 2011
John Stokes