Form 10-Q
period 2011-06-30
CLIFTON SAVINGS BANCORP INC
filed 2011-08-09
CIK 1240581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2011: 26,138,138 shares outstanding.

CLIFTON SAVINGS BANCORP, INC.

AND SUBSIDIARIES

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	June 30, 2011	March 31, 2011
ASSETS
Cash and due from banks	$28,669	$34,719
Interest-bearing deposits in other banks	46,970	23,350

Cash and Cash Equivalents	75,639	58,069
Securities available for sale, at fair value:
Investment	45,102	10,002
Mortgage-backed	26,408	27,937
Securities held to maturity, at cost:
Investment, fair value of $197,944 and $228,707, respectively	199,600	233,428
Mortgage-backed, fair value of $312,239 and $308,961, respectively	298,867	299,692

Loans receivable	440,114	443,626
Allowance for loan losses	(1,940)	(1,880)

Net Loans	438,174	441,746

Bank owned life insurance	26,927	26,715
Premises and equipment	8,182	8,275
Federal Home Loan Bank of New York stock	5,804	5,974
Interest receivable	4,130	4,551
Real estate owned	—	136
Other assets	5,954	6,108

Total Assets	$1,134,787	$1,122,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$7,320	$8,249
Interest bearing	833,240	829,136

Total Deposits	840,560	837,385

Advances from Federal Home Loan Bank of New York	93,726	95,668
Advance payments by borrowers for taxes and insurance	5,265	5,023
Other liabilities and accrued expenses	14,120	4,591

Total Liabilities	953,671	942,667

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock ($.01 par value), 1,000,000 shares authorized; shares issued or outstanding - none	—	—
Common stock ($.01 par value), 75,000,000 shares authorized; 30,530,470 shares issued, 26,138,138 shares outstanding at June 30, 2011; 26,137,248 shares outstanding at March 31, 2011	305	305
Paid-in capital	135,831	135,752
Deferred compensation obligation under Rabbi Trust	258	252
Retained earnings	96,806	96,067
Treasury stock, at cost; 4,392,332 shares at June 30, 2011; 4,393,222 shares at March 31, 2011	(47,363)	(47,372)
Common stock acquired by Employee Stock Ownership Plan (“ESOP”)	(5,495)	(5,678)
Accumulated other comprehensive income	1,002	850
Stock held by Rabbi Trust	(228)	(210)

Total Stockholders’ Equity	181,116	179,966

Total Liabilities and Stockholders’ Equity	$1,134,787	$1,122,633

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended June 30,
	2011	2010
Interest Income:
Loans	$5,357	$5,986
Mortgage-backed securities	3,600	4,131
Investments securities	1,621	1,255
Other interest-earning assets	74	82

Total Interest Income	10,652	11,454

Interest Expense:
Deposits	3,300	3,821
Advances	913	1,188

Total Interest Expense	4,213	5,009

Net Interest Income	6,439	6,445
Provision for Loan Losses	60	—

Net Interest Income after Provision for Loan Losses	6,379	6,445

Non-Interest Income:
Fees and service charges	54	48
Bank owned life insurance	212	218
Other	1	7

Total Non-Interest Income	267	273

Non-Interest Expenses:
Salaries and employee benefits	1,793	1,706
Occupancy expense of premises	355	453
Equipment	266	254
Directors’ compensation	192	168
Advertising	77	76
Legal	387	34
Federal deposit insurance premium	147	215
Other	647	439

Total Non-Interest Expenses	3,864	3,345

Income before Income Taxes	2,782	3,373
Income Taxes	991	1,203

Net Income	$1,791	$2,170

Net Income per Common Share:
Basic	$0.07	$0.08

Diluted	$0.07	$0.08

Dividends per common share	$0.12	$0.06

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	25,579,880	25,692,766

Diluted	25,690,667	25,692,766

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2011	2010

Net income	$1,791	$2,170

Other comprehensive income:
Gross unrealized holding gain on securities available for sale, net of income taxes of $99 and $223, respectively	147	335
Benefit plans, net of income taxes of $3 and $3, respectively	5	5

Other comprehensive income	152	340

Comprehensive income	$1,943	$2,510

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,791	$2,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	137	125
Net (accretion) of deferred fees and costs, premiums and discounts	(64)	(86)
Amortization of component of net periodic pension cost	8	8
Provision for loan losses	60	—
Decrease in interest receivable	421	192
Deferred income tax (benefit)	(77)	(40)
Decrease in other assets	128	41
(Decrease) in accrued interest payable	(1)	(1)
(Decrease) in other liabilities	(968)	(1,115)
(Increase) in cash surrender value of bank owned life insurance	(212)	(218)
ESOP shares committed to be released	201	170
Loss on sale of real estate owned	1	—
Restricted stock expense	15	5
Stock option expense	43	17
Increase in deferred compensation obligation under Rabbi Trust	6	4

Net cash provided by operating activities	1,489	1,272

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Investment securities available for sale	5,000	10,000
Mortgage-backed securities available for sale	1,666	5,007
Investment securities held to maturity	48,875	65,013
Mortgage-backed securities held to maturity	10,813	15,984
Redemptions of Federal Home Loan Bank of New York stock	170	84
Purchases of:
Investment securities available for sale	(39,990)	(10,000)
Investment securities held to maturity	(15,000)	(88,299)
Mortgage-backed securities held to maturity	—	(36,662)
Loans receivable	(1,582)	—
Bank owned life insurance	—	(3,000)
Premises and equipment	(44)	(11)
Federal Home Loan Bank of New York stock	—	(80)
Net decrease in loans receivable	5,095	6,076
Proceeds from sale of real estate owned	135	—

Net cash provided by (used in) investing activities	15,138	(35,888)

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2011	2010
Cash flows from financing activities:
Net increase in deposits	$3,175	$49,296
Principal payments on advances from Federal Home Loan Bank of New York	(1,942)	(1,862)
Net increase in payments by borrowers for taxes and insurance	242	123
Minority dividends paid	(526)	(536)
Purchase of treasury stock	(11)	(2,707)
Income tax benefit from stock based compensation	5	—

Net cash provided by financing activities	943	44,314

Net increase in cash and cash equivalents	17,570	9,698
Cash and cash equivalents - beginning	58,069	33,461

Cash and cash equivalents - ending	$75,639	$43,159

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$4,214	$5,010

Income taxes paid	$2,634	$2,457

Amounts due brokers for security purchases	$9,972	$—

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2011, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 9, 2011.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2011, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

3. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three months ended June 30, 2011 includes incremental shares related to outstanding options of 110,787. None of the 1,492,815 outstanding options were antidilutive during the three months ended June 30, 2011. The calculation of diluted EPS for the

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS PER SHARE (EPS) (CONT’D)

three months ended June 30, 2010 does not include incremental shares related to outstanding options. During the three months ended June 30, 2010 the average number of options which were antidilutive totaled 1,393,165 and were therefore excluded from the diluted earnings per share calculation.

4. DIVIDEND WAIVER

During the three months ended June 30, 2011 and 2010, Clifton MHC (“MHC”), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Office of Thrift Supervision (“OTS”), to receive cash dividends of approximately $2.0 million and $1.0 million, respectively, on the shares of Company common stock it owns. The cumulative amount of dividends waived by the MHC through June 30, 2011 was approximately $25.2 million. The dividends waived are considered as a restriction on the retained earnings of the Company. The cumulative amount of dividends paid (including declared dividends) to minority shareholders totaled $15.6 million through June 30, 2011, and the cumulative amount of dividends that would have been paid (including declared dividends) through June 30, 2011 if dividends were not waived by the MHC amounted to $40.8 million.

5. STOCK REPURCHASE PLANS

The Company’s Board of Directors has authorized several stock repurchase plans. The repurchased shares are held as treasury stock for general corporate use. There were no stock repurchases under these plans made during the three months ended June 30, 2011 as all authorized repurchase plans are complete. During the three months ended June 30, 2010, 298,000 shares were repurchased at a total cost of approximately $2.7 million, or $9.08 per share.

Additionally, during the three months ended June 30, 2011 and 2010, 1,061 and -0- shares were repurchased at a total cost of $11,000 or $10.67 per share, and $0 or $0 per share, respectively, representing the withholding of shares subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan for payment of taxes due upon the vesting of restricted stock awards.

6. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the director’s retirement plan and former President’s post-retirement health care plan were as follows:

	Three Months Ended June 30,
	2011	2010
	(In Thousands)

Service cost	$10	$15
Interest cost	38	37
Amortization of past service cost	10	10
Amortization of unrecognized net (gain)	(2)	(2)

Net periodic benefit cost	$56	$60

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCK-BASED COMPENSATION

On May 26, 2010, stock options to purchase 164,875 shares of common stock at an exercise price of $8.84 and 35,000 shares of restricted stock were awarded under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. At June 30, 2011, there were 786 shares remaining for future option grants and 191 shares remaining available for future restricted stock awards under the plan.

The restricted stock awarded on May 26, 2010 had a grant date fair value of $8.84 per share with 20% vesting annually over a five year period. During the three months ended June 30, 2011 and 2010, $15,000 and $5,000, respectively, in expense was recognized in regard to these awards and $6,000 and $2,000, respectively, in income tax benefits resulted from this expense. Expected future compensation expense relating to the 28,000 non-vested restricted shares outstanding at June 30, 2011 is $242,000 over a weighted average period of 3.9 years.

The fair value of the options granted on May 26, 2010 as computed using the Black-Scholes option-pricing model, was determined to be $2.65 per option based upon the following assumptions as of the grant date: the risk free interest rate, expected option life, expected stock price volatility, and dividend of 2.68%, 6.5 years, 36.55%, and 2.71%, respectively. The options vest 20% annually over a five year period. During the three months ended June 30, 2011 and 2010, $43,000 and $17,000, respectively, in expense was recognized in regard to these options and $15,000 and $6,000, respectively, in income tax benefits resulted from this expense. Expected future compensation expense relating to the 131,900 non-vested options outstanding at June 30, 2011 is $228,000 over a weighted average period of 3.9 years.

8. INVESTMENT SECURITIES

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$5,000	$6	$—	$5,006
Federal Home Loan Banks	5,000	36	—	5,036
Federal National Mortgage Association	19,991	78	31	20,038
Federal Farm Credit Bank	15,000	22	—	15,022

	$44,991	$142	$31	$45,102

Held to maturity:
Federal Home Loan Mortgage Corporation	$24,927	$146	$229	$24,844
Federal Home Loan Banks	64,725	242	1,296	63,671
Federal National Mortgage Association	99,948	440	1,051	99,337
Federal Farm Credit Bank	10,000	93	1	10,092

	$199,600	$921	$2,577	$197,944

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENT SECURITIES (CONT’D)

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Federal National Mortgage Association	$5,000	$—	$4	$4,996
Federal Home Loan Mortgage Corporation	5,000	6	—	5,006

	$10,000	$6	$4	$10,002

Held to maturity:
Federal Home Loan Mortgage Corporation	$39,905	$157	$804	$39,258
Federal Home Loan Banks	68,574	130	2,161	66,543
Federal National Mortgage Association	114,949	471	2,564	112,856
Federal Farm Credit Bank	10,000	50	—	10,050

	$233,428	$808	$5,529	$228,707

Contractual maturity data for investment securities is as follows:

	June 30, 2011
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale:
After one through five years	$44,991	$45,102

	$44,991	$45,102

Held to maturity:
After one through five years	$94,750	$95,620
After five through ten years	14,984	14,610
After ten years	89,866	87,714

	$199,600	$197,944

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENT SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related investment securities at June 30 and March 31, 2011 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
June 30, 2011:
Available for sale:
Federal National Mortgage Association	$9,969	$31	$—	$—	$9,969	$31

Held to maturity:
Federal Home Loan Mortgage Corporation	$9,755	$229	—	—	9,755	229
Federal National Mortgage Association	53,913	1,051	—	—	53,913	1,051
Federal Home Loan Banks	33,679	1,296	—	—	33,679	1,296
Federal Farm Credit Bank	4,999	1	—	—	4,999	1

	$102,346	$2,577	$—	$—	$102,346	$2,577

March 31, 2011:
Available for sale:
Federal National Mortgage Association	$4,996	$4	$—	$—	$4,996	$4

Held to maturity:
Federal Home Loan Mortgage Corporation	$34,102	$804	—	—	34,102	804
Federal National Mortgage Association	72,385	2,564	—	—	72,385	2,564
Federal Home Loan Banks	46,663	2,161	—	—	46,663	2,161

	$153,150	$5,529	$—	$—	$153,150	$5,529

Management does not believe that any of the unrealized losses at June 30, 2011 (two FHLMC, eight FNMA, six FHLB, and one FFCB investment securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

There were no sales of investment securities available for sale or held to maturity during the quarters ended June 30, 2011 and 2010.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. MORTGAGE-BACKED SECURITIES

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$9,417	$736	$—	$10,153
Federal National Mortgage Association	15,137	1,118	—	16,255

	$24,554	$1,854	$—	$26,408

Held to maturity:
Federal Home Loan Mortgage Corporation	$125,524	$5,974	$245	$131,253
Federal National Mortgage Association	126,988	5,151	33	$132,106
Governmental National Mortgage Association	46,355	$2,525	—	$48,880

	$298,867	$13,650	$278	$312,239

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$10,151	$678	$—	$10,829
Federal National Mortgage Association	16,069	1,039	—	17,108

	$26,220	$1,717	$—	$27,937

Held to maturity:
Federal Home Loan Mortgage Corporation	$130,980	$4,909	$830	$135,059
Federal National Mortgage Association	120,439	3,685	147	$123,977
Governmental National Mortgage Association	48,273	1,652	—	49,925

	$299,692	$10,246	$977	$308,961

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. MORTGAGE-BACKED SECURITIES (CONT’D)

Contractual maturity data for mortgage-backed securities is as follows:

	June 30, 2011
	Amortized Cost	Fair Value
	(In Thousands)

Available for sale:
Due after five through ten years	$9,248	$9,960
Due after ten years	15,306	16,448

	$24,554	$26,408

Held to maturity:
Due after one through five years	$124	$136
Due after five through ten years	12,115	13,025
Due after ten years	286,628	299,078

	$298,867	$312,239

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties.

The age of gross unrealized losses and the fair value of related mortgage-backed securities at June 30 and March 31, 2011 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2011:
Held to maturity:
Federal Home Loan Mortgage Corporation	$27,843	$245	$—	$—	$27,843	$245
Federal National Mortgage Association	12,029	32	20	1	12,049	33

	$39,872	$277	$20	$1	$39,892	$278

March 31, 2011:
Held to maturity:
Federal Home Loan Mortgage Corporation	$40,565	$830	$—	$—	$40,565	$830
Federal National Mortgage Association	15,712	146	21	1	15,733	147

	$56,277	$976	$21	$1	$56,298	$977

Management does not believe that any of the unrealized losses at June 30, 2011 (six FHLMC and eight FNMA mortgage-backed securities of which one has been in an unrealized loss position for twelve months or more) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. MORTGAGE-BACKED SECURITIES (CONT’D)

There were no sales of mortgage-backed securities available for sale or held to maturity during the quarters ended June 30, 2011 and 2010.

10. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	June 30, 2011	March 31, 2011
	(In Thousands)
Real estate:
One- to four-family	$401,329	$405,595
Multi-family	13,854	12,708
Commercial	12,661	12,126
Construction	2,199	2,454

	430,043	432,883

Consumer:
Second mortgage	8,183	8,602
Passbook or certificate	871	967
Equity lines of credit	1,909	1,949

	10,963	11,518
Other loans	555	555

Total Loans	441,561	444,956
Less:
Loans in process	(1,056)	(931)
Net purchase premiums, discounts, and deferred loan costs	(391)	(399)

	(1,447)	(1,330)

	$440,114	$443,626

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, construction real estate, second mortgage loans, home equity lines of credit and passbook loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

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

The evaluation of the adequacy of the allowance is based on an analysis which categorizes the entire loan portfolio by certain risk characteristics. The loan portfolio is segmented into the following loan classes, where the risk level for each type is analyzed when determining the allowance for loan losses.

Real Estate:

1. One-to Four-Family Loans - consists of loans secured by first liens on either owned occupied or investment properties. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank has always had conservative underwriting standards and does not have sub-prime loans in its loan portfolio.

2. Multi-Family Loans - consists of loans secured by multi-family real estate which generally involve a greater degree of risk than one- to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The Bank has always had conservative underwriting standards and does not have sub-prime loans in its loan portfolio. These loans are affected by economic conditions.

3. Commercial Loans - consists of loans secured by commercial real estate which generally involve a greater degree of risk than one- to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The Bank has always had conservative underwriting standards and does not have sub-prime loans in its loan portfolio. These loans are affected by economic conditions.

4. Construction Loans - consists primarily of the financing of construction of one- to four family properties or construction/permanent loans for the construction of one-to four-family homes to be occupied by the borrower. Construction loans generally are considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to uncertainty of

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

construction costs. Independent inspections are performed prior to disbursement of loan proceeds as construction progresses to mitigate these risks. These loans are also affected by economic conditions.

Consumer and Other:

1. Second Mortgage and Equity Lines of Credit - consists of one-to four-family loans secured by first, second or third liens (when the Bank has the two other lien positions) or, in one instance, a commercial property. These loans are affected by the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The credit risk is considered slightly higher than one-to four-family first lien loans as these loans are also dependent on the value of underlying properties.

2. Passbook or Certificate and Other Loans - consists of loans secured by passbook accounts and certificates of deposits and unsecured loans. The passbook or certificate loans have low credit risk as they are fully secured by their collateral. Unsecured loans, included in other loans, are between Clifton Savings Bancorp, Inc. and its parent company, so they also are considered a low credit risk.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans are rated pass-watch if the Bank is waiting for documents required for a complete file or if the loan is to be monitored due to previous delinquent status. Loans not classified are rated pass.

The change in the allowance for loan losses for the quarter ended June 30, 2011 is as follows:

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2011:
Total allowance for loan losses	$1,601	$103	$93	$11	$46	$3	$23	$1,880
Charge offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	60	10	4	(3)	2	(1)	(12)	60

At June 30, 2011:
Total allowance for loan losses	$1,661	$113	$97	$8	$48	$2	$11	$1,940

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses by loan class at June 30 and March 31, 2011.

June 30, 2011	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total Loans
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,661	113	97	8	48	2	11	1,940

Total	$1,661	$113	$97	$8	$48	$2	$11	$1,940

Loans:
Individually evaluated for impairment	$1,569	$—	$385	$—	$—	$—	$—	$1,954
Collectively evaluated for impairment	399,760	13,854	12,276	2,199	10,092	1,426		439,607

Total	$401,329	$13,854	$12,661	$2,199	$10,092	$1,426	$—	$441,561

March 31, 2011	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total Loans
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,601	103	93	11	46	3	23	1,880

Total	$1,601	$103	$93	$11	$46	$3	$23	$1,880

Loans:
Individually evaluated for impairment	$1,175	$—	$385	$—	$—	$—	$—	$1,560
Collectively evaluated for impairment	404,420	12,708	11,741	2,454	10,551	1,522		443,396

Total	$405,595	$12,708	$12,126	$2,454	$10,551	$1,522	$—	$444,956

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amount of our classified loan balances are as follows at June 30 and March 31, 2011:

June 30, 2011	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Pass	$391,473	$13,356	$10,816	$2,199	$9,911	$1,426	$429,181
Pass-watch	6,470	498	1,200	—	56	—	8,224
Special mention	811	—	260	—	103	—	1,174
Substandard	2,575	—	385	—	22	—	2,982
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total classified loans	$401,329	$13,854	$12,661	$2,199	$10,092	$1,426	$441,561

March 31, 2011	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Pass	$394,475	$12,708	$10,804	$1,792	$10,361	$1,522	$431,662
Pass-watch	7,455	—	676	662	33	—	8,826
Special mention	863	—	261	—	133	—	1,257
Substandard	2,802	—	385	—	24	—	3,211
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total classified loans	$405,595	$12,708	$12,126	$2,454	$10,551	$1,522	$444,956

The following table provides information with respect to our nonaccrual loans at the date indicated.

	June 30, 2011	March 31, 2011
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One-to four-family	$2,575	$2,802
Multi-family	—	—
Commercial	385	385
Consumer and other loans:
Second mortgage	22	24

Total nonaccrual loans	$2,982	$3,211

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information about delinquencies in our loan portfolio at June 30 and March 31, 2011.

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One-to four-family	$1,788	$270	$2,575	$4,633	$396,696	$401,329
Multi-family	—	—	—	—	13,854	13,854
Commercial	260	—	385	645	12,016	12,661
Construction	—	—	—	—	2,199	2,199
Consumer and other loans:
Second mortgage and equity lines of credit	78	60	22	160	9,932	10,092
Passbook or certificate and other loans	71	—	—	71	1,355	1,426

Total	$2,197	$330	$2,982	$5,509	$436,052	$441,561

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One-to four-family	$2,250	$74	$2,802	$5,126	$400,469	$405,595
Multi-family	—	—	—	—	12,708	12,708
Commercial	261	63	385	709	11,417	12,126
Construction	—	—	—	—	2,454	2,454
Consumer and other loans:
Second mortgage and equity lines of credit	103	—	24	127	10,424	10,551
Passbook or certificate and other loans	36	—	—	36	1,486	1,522

Total	$2,650	$137	$3,211	$5,998	$438,958	$444,956

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company considers one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment, unless they are considered troubled debt restructurings. All other loans are evaluated for impairment on an individual basis.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

Impaired loans, none of which had a related allowance at June 30 and March 31, 2011, were as follows:

At or For The Three Months Ended June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,569	$1,569	$—	$1,404	$13
Multi-family	—	—	—	—	—
Commercial	385	385	—	385	—
Consumer and other loans:
Second mortgage	—	—	—	—	—

Total impaired loans	$1,954	$1,954	$—	$1,789	$13

At or For The Year Ended March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,175	$1,175	$—	$1,250	$58
Multi-family	—	—	—	229	—
Commercial	385	385	—	261	—
Consumer and other loans:
Second mortgage	—	—	—	53	3

Total impaired loans	$1,560	$1,560	$—	$1,793	$61

11. FAIR VALUE

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

11. FAIR VALUE (CONT’D)

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30 and March 31, 2011 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
June 30, 2011:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$10,153	$—	$10,153	$—
Federal National Mortgage Association	16,255	—	16,255	—
U.S. Government agencies:
Federal Home Loan Mortgage Corporation	5,006	—	5,006	—
Federal National Mortgage Association	20,038	—	20,038	—
Federal Home Loan Banks	5,036	—	5,036	—
Federal Farm Credit Bank	15,022	—	15,022	—

Total securities available for sale	$71,510	$—	$71,510	$—

March 31, 2011:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$10,829	$—	$10,829	$—
Federal National Mortgage Association	17,108	—	17,108	—
U.S. Government agencies:
Federal Home Loan Mortgage Corporation	5,006	—	5,006	—
Federal National Mortgage Association	4,996	—	4,996	—

Total securities available for sale	$37,939	$—	$37,939	$—

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. FAIR VALUE (CONT’D)

There were no assets measured at fair value on a non-recurring basis at June 30, 2011 and there were no liabilities measured at fair value on a recurring or non-recurring basis at June 30 and March 31, 2011. For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
March 31, 2011:
Real estate owned	$136	$—	$—	$136

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

The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at June 30 and March 31, 2011.

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

Real Estate Owned

Real estate owned, acquired through foreclosure or deed-in-lieu of foreclosure, is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals by a licensed appraiser and, as such, foreclosed real estate properties are classified as Level 3. The Company had no real estate owned at June 30, 2011. At March 31, 2011, real estate owned consisted of one multi-family property with balance of $136,000. During the year ended March 31, 2011, the loan was transferred to real estate owned at a balance of $186,000 followed by a subsequent write down of $50,000 which was charged to non-interest expense. The property was sold in April 2011.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. FAIR VALUE (CONT’D)

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

Commitments to Extend Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

As of June 30 and March 31, 2011, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

	June 30, 2011		March 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$75,639	$75,639	$58,069	$58,069
Securities available for sale:
Investment	45,102	45,102	10,002	10,002
Mortgage-backed	26,408	26,408	27,937	27,937
Securities held to maturity:
Investment	199,600	197,944	233,428	228,707
Mortgage-backed	298,867	312,239	299,692	308,961
Net loans receivable	438,174	457,518	441,746	455,132
Federal Home Loan Bank of New York stock	5,804	5,804	5,974	5,974
Interest receivable	4,130	4,130	4,551	4,551

Financial liabilities:
Deposits	840,560	846,638	837,385	842,960
FHLB advances	93,726	105,095	95,668	106,436
Interest payable	348	348	349	349

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, the FASB, together with the International Accounting Standards Board (“IASB”), (the “Board’s”) issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board’s do not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which changes how other comprehensive income (“OCI”) is presented. Under the new presentation rules, the Company will have the option to present OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both scenarios, the Company will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the two-statement approach, the income statement will be followed immediately by the statement of OCI, and then the amount for total comprehensive income will be reported. For public entities, the new guidance is effective for interim and annual periods beginning after December 31, 2011 and should be applied retrospectively. The Company does not expect that the guidance will have a material impact to its consolidated financial statements.

13. WITHDRAWAL OF APPLICATION OF PLAN OF CONVERSION AND REORGANIZATION

On November 8, 2010, the Company, the Savings Bank and Clifton MHC adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Savings Bank planned to reorganize from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion: (1) Clifton MHC would have merged with and into the Company, with the Company being the surviving entity (the “MHC Merger”); (2) the Company would have merged with and into a newly formed corporation named Clifton Savings Bancorp, Inc. (the “Holding Company”); (3) the shares of common stock of the Company held by persons other than Clifton MHC (whose shares would

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. WITHDRAWAL OF APPLICATION OF PLAN OF CONVERSION AND REORGANIZATION (CONT’D)

have been canceled) would have been converted into shares of common stock of the Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons; and (4) the Holding Company would have offered and sold shares of its common stock to certain depositors and borrowers of the Savings Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

The transactions contemplated by the Plan of Conversion were subject to approval by the shareholders of the Company, the members of Clifton MHC and the Company’s primary federal regulator.

On February 7, 2011, the Company announced the postponement of the conversion and offering following the issuance by the OTS of a “Needs to Improve” rating to the Savings Bank as a result of its recent Community Reinvestment Act examination. On June 22, 2011, the Company announced that it had withdrawn its application for conversion that has been pending before the OTS. As a result of the postponement and withdrawal of the application for conversion, the Company expensed approximately $929,000 in conversion and offering costs, which represents all of the costs associated with the conversion and offering. For the quarters ended March 31, 2011 and June 30, 2011, $419,000 and $510,000 in conversion costs were expensed, respectively. The conversion costs incurred consisted of legal expense of $248,000 and $302,000, other non-interest expenses of $141,000 and $208,000, and occupancy expense of premises of $30,000 and $-0-, respectively, for the quarters ended March 31, 2011 and June 30, 2011. The OTS merged with the Office of the Comptroller of the Currency (the “OCC”) and ceased to exist as of July 21, 2011. The Company remains committed to the completion of its conversion and offering and intends to file a conversion application with the OCC after the OCC confirms that the Company may proceed with the conversion application.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. (See “Part II — Item 1A: Risk Factors.”) Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 under “Part I —Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 50.2% and 38.6%, respectively, of total assets at June 30, 2011, as compared to 50.9% and 39.3%, respectively, at March 31, 2011. Cash and cash equivalents increased to 6.7% of total assets at June 30, 2011, as compared to 5.2% at March 31, 2011. The Company’s investment and mortgage-backed securities portfolios consist of only U.S. government-sponsored or guaranteed enterprises.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (“FHLB”). Deposits increased $3.2 million, or 0.4%, between March 31, 2011 and June 30, 2011, and borrowed funds decreased by $1.9 million, or 2.0%, during this period. The balance in borrowed funds was $93.7 million at June 30, 2011 as compared to $95.7 million at March 31, 2011. During the three months ended June 30, 2011, $1.9 million of long-term borrowings were repaid in accordance with their original terms.

Net interest income decreased $6,000, or 0.1%, during the three months ended June 30, 2011, when compared with the same 2010 period. This decrease in net interest income was due to an $802,000 decrease in total interest income partially offset by a decrease in total interest expense of $796,000. Average interest-earning assets increased $29.5 million, or 2.9%, during the three months ended June 30, 2011, while average interest-bearing liabilities increased $32.0 million, or 3.6%, when compared with the same 2010 period. The $29.5 million increase in average net interest-earning assets was mainly attributable to increases of $67.9 million in investment securities and $11.8 million in other interest-

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

earning assets partially offset by decreases of $17.2 million in mortgage-backed securities and $33.0 million in loans. The net interest rate spread decreased 1 basis point during the three months ended June 30, 2011, to 2.25% from 2.26%. This was due to a 43 basis point decrease in the cost of interest-earning assets which was partially offset by a decrease of 42 basis points in the yield earned on interest-bearing liabilities. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended June 30, 2011, non-interest income decreased $6,000, or 2.2%, as compared to the comparable period in 2010. The provision for loan losses recorded were $60,000 and $-0-, respectively, for the three months ended June 30, 2011 and 2010, and non-interest expenses increased $519,000, or 15.5%, between periods. The increase in non-interest expenses was primarily due to the expensing of $510,000 in previously deferred costs upon the withdrawal of the Bank’s application for conversion in June 2011.

Changes in Financial Condition

The Company’s assets at June 30, 2011 totaled $1.13 billion, which represents an increase of $12.2 million or 1.1% as compared with $1.12 billion at March 31, 2011.

Cash and cash equivalents increased $17.5 million, or 30.1% to $75.6 million at June 30, 2011 as compared to $58.1 million at March 31, 2011, as some funds received from investment securities called during the end of the quarter had not yet been redeployed into higher yielding assets.

Securities available for sale at June 30, 2011 increased $33.6 million, or 88.6% to $71.5 million from $37.9 million at March 31, 2011. The increase during the three months ended June 30, 2011 resulted primarily from purchases of $40.0 million in securities, partially offset by maturities, calls, and repayments, totaling $6.7 million, and an increase of $246,000 in the unrealized gain on the portfolio.

Securities held to maturity at June 30, 2011 decreased $34.6 million, or 6.5% to $498.5 million from $533.1 million at March 31, 2011. The decrease during the three months ended June 30, 2011 resulted primarily from maturities, calls and repayments totaling $59.7 million partially offset by purchases of securities totaling $25.0 million.

Net loans at June 30, 2011 decreased $3.5 million, or 0.8% to $438.2 million when compared with $441.7 million at March 31, 2011. The decrease during the three months ended June 30, 2011, resulted primarily from repayment levels on loans exceeding origination volume. Declines in home sales resulting from uncertain economic conditions have caused a significant decrease in the need for loan financing. The largest decrease in the loan portfolio was in one-to four family real estate loans which decreased $4.3 million, or 1.1%.

Total liabilities increased $11.0 million, or 1.2% to $953.7 million at June 30, 2011 from $942.7 million at March 31, 2011. Deposits at June 30, 2011 increased $3.2 million, or 0.4% to $840.6 million when compared with $837.4 million at March 31, 2011, as the Bank continued to offer competitive rates on its deposit products. Borrowed funds decreased $1.94 million, or 2.0% to $93.73 million at June 30, 2011, as compared with $95.67 million at March 31, 2011. During the three months ended June 30, 2011, $1.94 million of long-term borrowings were repaid in accordance with their original terms. At June 30, 2011, the remaining borrowings of $93.73 million had an average interest rate of 3.82%.

Stockholders’ equity totaled $181.1 million and $180.0 million at June 30, 2011 and March 31, 2011, respectively. The increase of $1.1 million, or 0.6%, for the three months ended June 30, 2011, resulted

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition (Cont’d)

primarily from net income of $1.79 million, ESOP shares committed to be released of $201,000, $63,000 for stock options and restricted stock awards earned under the Company’s 2005 Equity Incentive Plan and related tax benefits, and a net increase in unrealized gains on the available for sale securities portfolio, net of tax, of $147,000 partially offset by cash dividends declared of $1.1 million.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010 (Cont’d.)

	Three Months Ended June 30,
	2011				2010
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$441,074		$5,357	4.86%	$474,109		$5,986	5.05%
Mortgage-backed securities	324,200		3,600	4.44%	341,373		4,131	4.84%
Investment securities	250,016		1,621	2.59%	182,174		1,255	2.76%
Other interest-earning assets	31,779		74	0.93%	19,937		82	1.65%

Total interest-earning assets	1,047,069		10,652	4.07%	1,017,593		11,454	4.50%

Noninterest-earning assets	79,754				67,698

Total assets	$1,126,823				$1,085,291

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	$55,664		56	0.40%	$53,569		112	0.84%
Savings and Club accounts	120,476		147	0.49%	105,162		229	0.87%
Certificates of deposit	655,146		3,097	1.89%	612,384		3,480	2.27%

Total interest-bearing deposits	831,286		3,300	1.59%	771,115		3,821	1.98%
FHLB Advances	94,681		913	3.86%	122,807		1,188	3.87%

Total interest-bearing liabilities	925,967		4,213	1.82%	893,922		5,009	2.24%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,649				6,265
Other noninterest-bearing liabilities	12,544				9,160

Total noninterest-bearing liabilities	20,193				15,425

Total liabilities	946,160				909,347
Stockholders’ equity	180,663				175,944

Total liabilities and stockholders’ equity	$1,126,823				$1,085,291

Net interest income			$6,439				$6,445

Interest rate spread				2.25%				2.26%
Net interest margin				2.46%				2.53%
Average interest-earning assets to average interest-bearing liabilities	1.13	x			1.14	x

Net income decreased $379,000, or 17.5% to $1.79 million for the three months ended June 30, 2011 compared with $2.17 million for the same 2010 period. The decrease in net income during the 2011 period resulted primarily from increases of $519,000, or 15.5%, in noninterest expenses, and $60,000 in provision for loan losses, partially offset by a decrease of $212,000, or 17.6%, in income taxes.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010 (Cont’d.)

Interest income on loans decreased by $629,000, or 10.5% to $5.36 million during the three months ended June 30, 2011, when compared with $5.99 million for the same 2010 period. The decrease during the 2011 period mainly resulted from a decrease in the yield earned on the loan portfolio of 19 basis points, to 4.86% from 5.05%, coupled with a decrease of $33.0 million, or 7.0% in the average balance when compared to the same period in 2010. Interest income on mortgage-backed securities decreased $531,000, or 12.9% to $3.60 million during the three months ended June 30, 2011, when compared with $4.13 million for the same 2010 period. The decrease during the 2011 period resulted from a decrease of $17.2 million, or 5.0% in the average balance of mortgage-backed securities outstanding, coupled with a decrease of 40 basis points in the yield earned on mortgage-backed securities to 4.44% from 4.84%. Interest earned on investment securities increased by $366,000, or 29.2% to $1.62 million during the three months ended June 30, 2011, when compared to $1.26 million during the same 2010 period, due to an increase in the average balance of $67.9 million, or 37.2%, partially offset by a 17 basis point decrease in yield to 2.59% from 2.76%. The balance of investment securities increased as funds generated from the increase in deposits were invested primarily into these type assets. Interest earned on other interest-earning assets decreased by $8,000, or 9.8% to $74,000 during the three months ended June 30, 2011, when compared to $82,000 during the same 2010 period primarily due to a decrease of 72 basis points in yield to 0.93% from 1.65%, partially offset by an increase of $11.8 million, or 59.4%, in the average balance. Other interest-earning assets increased due to the funds received from investment securities called during the end of the quarter not yet being redeployed into higher yielding assets.

Interest expense on deposits decreased $521,000, or 13.6% to $3.30 million during the three months ended June 30, 2011, when compared to $3.82 million during the same 2010 period. Such decrease was primarily attributable to a decrease of 39 basis points in the cost of interest-bearing deposits to 1.59% from 1.98%, partially offset by an increase of $60.2 million, or 7.8% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased approximately $275,000, or 23.1% to $913,000 during the three months ended June 30, 2011 when compared with $1.19 million during the same 2010 period. Such decrease was primarily attributable to a decrease of $28.1 million, or 22.9% in the average balance of borrowings, coupled with a decrease of 1 basis point in the cost of borrowings to 3.86% from 3.87%. Net interest income decreased $6,000, or 0.1% during the three months ended June 30, 2011, to $6.44 million when compared to $6.45 million for the same 2010 period. The average balance of investment securities increased primarily due to redeployment of funds resulting from growth in deposits into these types of assets. Other interest-earning assets increased as the balance of interest-bearing deposits increased as some funds received from investment securities called during the end of the quarter had not yet been redeployed into higher yielding assets. Loans decreased as repayment levels were well in excess of origination volume as demand for loan products remains low. Mortgage-backed securities decreased as normal monthly repayments were well in excess of purchases of these types of securities. The $32.0 million increase in average interest-bearing liabilities was primarily due to an increase of $60.2 million in interest-bearing deposits partially offset by a decrease of $28.1 million in borrowings. The net interest rate spread decreased 1 basis point due to a decrease of 43 basis points in the yield earned on interest-earning assets partially offset by a 42 basis point decrease in the cost of interest-bearing liabilities.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010 (Cont’d.)

There was $60,000 provision for loan losses recorded during the three months ended June 30, 2011 as compared to $-0- recorded during the same period in 2010. The allowance for loan losses is based on management’s evaluation of the risk inherent in the Bank’s loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2011 and 2010, the Bank’s non-performing loans, all of which were delinquent ninety days or more, and all of which were in a nonaccrual status, totaled $3.0 million and $2.6 million, respectively, representing 0.68% and 0.54%, respectively, of total gross loans, and 0.26% and 0.23%, respectively, of total assets. At March 31, 2011, nonaccrual loans totaled $3.2 million, or 0.72% and 0.30% of total gross loans and total assets, respectively. During the three months ended June 30, 2011 and 2010, the Bank did not charge off any loans. At June 30, 2011, non-performing loans consisted of thirteen loans secured by one-to four family residential real estate and two loans secured by commercial real estate, while at June 30, 2010, non-performing loans consisted of eleven loans secured by one-to-four family residential real estate loans, one loan secured by commercial real estate and one loan secured by a multi-family dwelling. All non-performing loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $2.0 million, $1.6 million and $2.0 million at June 30, 2011, March 31, 2011 and June 30, 2010, respectively. There were no specific reserves required on the impaired loans for all period-ends. The allowance for loan losses amounted to $1.94 million, $1.88 million, and $2.05 million, respectively, for the periods ended June 30, 2011, March 31, 2011, and June 30, 2010, representing 0.44%, 0.42%, and 0.43% of total gross loans at June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

Non-interest income decreased $6,000, or 2.2%, from $273,000 to $267,000 for the three months ended June 30, 2011 as compared to the 2010 period.

Non-interest expense increased $519,000, or 15.5%, to $3.86 million for the three months ended June 30, 2011 as compared to $3.35 million for the three months ended June 30, 2010. The increase was primarily the result of increases of $353,000, or 1,038.2%, in legal expenses, and $208,000, or 47.4%, in other expenses partially offset by decreases of $98,000, or 21.6%, in occupancy expense of premises, and $68,000, or 31.6%, in federal deposit insurance premiums. The increase in legal expenses was due to the expensing of $302,000 in costs incurred in connection with the withdrawal of the Bank’s conversion application in June 2011. The increase in other expenses was also due to the accounting, consulting, and regulatory application fee costs of $208,000 expensed as a result of the withdrawal of the conversion application. The decrease in occupancy expense of premises was mainly due to the 2010 period including expenses related to branch renovations and repairs. The decrease in federal deposit insurance premiums is primarily due to a change in the assessment base for institutions. The Federal Deposit Insurance Corporation adopted a final rule which became effective April 1, 2011 which changes the assessment base used to calculate the premium to average consolidated assets minus average tangible equity, rather than the balance of deposits.

Income taxes totaled $991,000 and $1.2 million during the three months ended June 30, 2011 and 2010, respectively. The decrease of $212,000, or 17.6% during the 2011 period resulted from lower pre-tax income, coupled with a slight decrease in the overall effective income tax rate which was 35.6% in the 2011 period, compared with 35.7% for 2010.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $147.1 million, or 13.0% of total assets at June 30, 2011 as compared to $96.0 million, or 8.6% of total assets at March 31, 2011.

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company on a stand-alone basis is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, at June 30, 2011, the Company had liquid assets of $10.4 million.

Cash was generated by operating, investing, and financing activities during the three months ended June 30, 2011. The primary sources of cash were net income, a net increase in deposits, and a net decrease in loans receivable. Excluding dividends waived by the MHC, the Company declared and paid a cash dividend totaling $526,000 in May 2011, and declared another cash dividend in June totaling $526,000 payable in July 2011.

The Company’s primary investing activities are the origination of loans and the purchases of securities. Net loans amounted to $438.2 million and $441.7 million at June 30, 2011 and March 31, 2011, respectively. Securities, including available for sale and held to maturity issues, totaled $570.0 million and $571.1 million at June 30, 2011 and March 31, 2011, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow overnight funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on the Bank’s ability to collateralize such borrowings. At June 30, 2011, advances from FHLB amounted to $93.7 million at a weighted average rate of 3.82%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established unsecured overnight lines of credit at a daily adjustable rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2011, the Bank had outstanding commitments to originate loans totaling approximately $5.1 million, which included $2.9 million for fixed-rate one-to-four family mortgage loan with interest rates ranging from 3.50% to 4.75%, a $580,000 fixed rate multi-family mortgage loan with an interest rate of 5.875%, $1.4 million in adjustable rate one-to-four family mortgage loans with initial rates of 3.875% to 4.00%,

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

and a $250,000 home equity line of credit with an adjustable interest rate at the Prime Rate with a floor of 4.50%.

At June 30, 2011 the Bank also had commitments outstanding to purchase $1.4 million in adjustable interest rate one-to-four mortgage loans with initial interest rates of 4.25%, and $1.3 million in fixed rate one-to-four family mortgage loans with interest rates ranging from 4.25% to 5.00%.

At June 30, 2011, the Bank had outstanding commitments to purchase: (1) a $500,000 participation in a $1.1 million multi-family mortgage loan at a fixed interest rate of 5.875% through year fifteen, with the loan then adjusting one time at year sixteen to an interest rate of 2.00% over the Federal Home Loan Bank of New York’s ten year regular advance rate, with a floor of 7.375%; and (2) a $700,000 participation in a $2.8 million construction loan with an adjustable interest rate at the Prime Rate with a floor of 7.00%.

At June 30, 2011, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $4.4 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Certificates of deposit due within one year at June 30, 2011, totaled $383.9 million, or 58.4% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances due within one year at June 30, 2011 totaled $21.3 million.

Under applicable federal regulations, three separate measurements of capital adequacy (the “Capital Rule”) are required. The Capital Rule requires each savings institution to maintain tangible capital equal of at least 1.5% and core capital equal of at least 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal of at least 8.0% of its risk-weighted assets.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Bank’s capital position at June 30 and March 31, 2011, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2011:
Total risk-based capital (to risk-weighted assets)	$161,898	42.31%	$30,612	8.00%	$38,265	10.00%
Tier 1 capital (to risk-weighted assets)	159,958	41.80	15,306	4.00	22,959	6.00
Core (tier 1) capital (to adjusted total assets)	159,958	14.17	45,168	4.00	56,460	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	159,958	14.17	16,938	1.50	—	—
As of March 31, 2011:
Total risk-based capital (to risk-weighted assets)	$159,604	41.86%	$30,503	8.00%	$38,129	10.00%
Tier 1 capital (to risk-weighted assets)	157,724	41.37	15,252	4.00	22,878	6.00
Core (tier 1) capital (to adjusted total assets)	157,724	14.12	44,692	4.00	55,865	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	157,724	14.12	16,759	1.50	—	—

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Net Portfolio Value. The Bank uses an internal analysis to quantitively model, measure and monitor its exposure to interest rate risk. The quantitative analysis utilized by management measures interest rate risk from both a capital and earnings perspective. The Bank’s internal interest rate risk analysis calculates sensitivity of its net portfolio value (“NPV”) ratio to movements in interest rates and measures the NPV ratio in a “base case” scenario that assumes no change in interest rates as of the measurement date. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The model measures the change in the NPV ratio throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve up 100, 200 and 300 basis points and down 100 basis points. The model generally requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain “down rate” scenarios during periods of lower market interest rates. The Bank’s interest rate risk policy, as approved by the board of directors, establishes acceptable change levels in the NPV ratio throughout the scenarios modeled.

The following table presents the results of the Bank’s internal NPV analysis as of March 31, 2011, the most recent date the Bank’s NPV was calculated. Given the current economic environment, the Bank expects that its NPV values as of June 30, 2011 do not materially differ from the results presented below. This data is for the Bank and its subsidiary only and does not include any assets of the Company.

Basis Point (bp) Change in Rates (1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
300 bp	$78,600	$(88,385)	(53)%	7.88%	(691	) bp
200	111,473	(55,511)	(33)	10.67	(411)
100	138,961	(28,024)	(17)	12.79	(199)
0	166,985	—	—	14.78	—
(100)	179,045	12,061	7	15.50	71

(1)	The -200 bp and -300 bp scenarios are not shown due to the low prevailing interest rate environment.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011 as filed with the Securities and Exchange Commission on June 9, 2011, which could materially affect our business, financial condition or future results. As of June 30, 2011, the risk factors of the Company have not changed materially from those disclosed in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended June 30, 2011.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchase of Our Equity Securities. During the quarter ended June 30, 2011, 1,061 shares at $10.67 per share were repurchased as payment of taxes due upon the vesting of the restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Charter of Clifton Savings Bancorp, Inc. (1)

3.2	By-Laws of Clifton Savings Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.
(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004 (File No. 000-50358).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON SAVINGS BANCORP, INC.

Date:	August 9, 2011	By:	/s/ John A. Celentano, Jr.
John A. Celentano, Jr.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2011	By:	/s/ Christine R. Piano
Christine R. Piano
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)