Form 10-Q
period 2011-09-30
CLIFTON SAVINGS BANCORP INC
filed 2011-11-08
CIK 1240581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2011: 26,138,138 shares outstanding.

CLIFTON SAVINGS BANCORP, INC.

AND SUBSIDIARIES

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	September 30, 2011	March 31, 2011
ASSETS
Cash and due from banks	$24,561	$34,719
Interest-bearing deposits in other banks	33,419	23,350

Cash and Cash Equivalents	57,980	58,069
Securities available for sale, at fair value:
Investment	45,213	10,002
Mortgage-backed	29,689	27,937
Securities held to maturity, at cost:
Investment, fair value of $195,260 and $228,707, respectively	194,680	233,428
Mortgage-backed, fair value of $324,627 and $308,961, respectively	305,097	299,692

Loans receivable	442,087	443,626
Allowance for loan losses	(1,940)	(1,880)

Net Loans	440,147	441,746

Bank owned life insurance	27,145	26,715
Premises and equipment	8,211	8,275
Federal Home Loan Bank of New York stock	5,725	5,974
Interest receivable	4,333	4,551
Real estate owned	—	136
Other assets	5,454	6,108

Total Assets	$1,123,674	$1,122,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$7,868	$8,249
Interest bearing	831,546	829,136

Total Deposits	839,414	837,385

Advances from Federal Home Loan Bank of New York	91,972	95,668
Advance payments by borrowers for taxes and insurance	4,968	5,023
Other liabilities and accrued expenses	3,780	4,591

Total Liabilities	940,134	942,667

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock ($.01 par value), 1,000,000 shares authorized; shares issued or outstanding - none	—	—
Common stock ($.01 par value), 75,000,000 shares authorized; 30,530,470 shares issued, 26,138,138 shares outstanding at September 30, 2011; 26,137,248 shares outstanding at March 31, 2011	305	305
Paid-in capital	135,876	135,752
Deferred compensation obligation under Rabbi Trust	263	252
Retained earnings	98,875	96,067
Treasury stock, at cost; 4,392,332 shares at September 30, 2011; 4,393,222 shares at March 31, 2011	(47,363)	(47,372)
Common stock acquired by Employee Stock Ownership Plan (“ESOP”)	(5,312)	(5,678)
Accumulated other comprehensive income	1,124	850
Stock held by Rabbi Trust	(228)	(210)

Total Stockholders’ Equity	183,540	179,966

Total Liabilities and Stockholders’ Equity	$1,123,674	$1,122,633

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Interest Income:
Loans	$5,252	$5,800	$10,609	$11,786
Mortgage-backed securities	3,571	4,046	7,171	8,177
Investments securities	1,453	1,404	3,074	2,659
Other interest-earning assets	69	87	143	169

Total Interest Income	10,345	11,337	20,997	22,791

Interest Expense:
Deposits	3,259	3,893	6,559	7,714
Advances	895	1,184	1,808	2,372

Total Interest Expense	4,154	5,077	8,367	10,086

Net Interest Income	6,191	6,260	12,630	12,705
Provision for Loan Losses	—	160	60	160

Net Interest Income after Provision for Loan Losses	6,191	6,100	12,570	12,545

Non-Interest Income:
Fees and service charges	53	57	107	105
Bank owned life insurance	218	226	430	444
Net (loss) gain on sale/disposal of premises and equipment	(9)	329	(9)	329
Other	1	6	2	13

Total Non-Interest Income	263	618	530	891

Non-Interest Expenses:
Salaries and employee benefits	1,756	1,670	3,549	3,376
Occupancy expense of premises	354	408	709	861
Equipment	269	254	535	508
Directors’ compensation	176	197	368	365
Advertising	62	86	139	162
Legal	80	96	467	130
Federal deposit insurance premium	117	222	264	437
Other	432	411	1,079	850

Total Non-Interest Expenses	3,246	3,344	7,110	6,689

Income before Income Taxes	3,208	3,374	5,990	6,747
Income Taxes	1,139	1,191	2,130	2,394

Net Income	$2,069	$2,183	$3,860	$4,353

Net Income per Common Share:
Basic	$0.08	$0.09	$0.15	$0.17

Diluted	$0.08	$0.09	$0.15	$0.17

Dividends per common share	$—	$0.06	$0.12	$0.12

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	25,597,754	25,523,522	25,588,817	25,608,144

Diluted	25,604,598	25,523,522	25,637,703	25,608,144

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Net income	$2,069	$2,183	$3,860	$4,353

Other comprehensive income (loss):
Gross unrealized holding gain (loss) on securities available for sale, net of income taxes (benefit) of $110 and ($269), $209 and ($46), respectively	117	(404)	264	(69)
Benefit plans, net of income taxes of $3 and $3, $6 and $6, respectively	5	5	10	10

Other comprehensive income (loss)	122	(399)	274	(59)

Comprehensive income	$2,191	$1,784	$4,134	$4,294

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,860	$4,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	275	253
Net (accretion) of deferred fees and costs, premiums and discounts	(109)	(120)
Amortization of component of net periodic pension cost	16	16
Provision for loan losses	60	160
Net loss (gain) on sale and disposal of premises and equipment	9	(329)
Decrease in interest receivable	218	100
Deferred income tax (benefit)	(257)	(71)
Decrease in other assets	696	224
(Decrease) in accrued interest payable	(8)	(14)
(Decrease) increase in other liabilities	(803)	8,818
(Increase) in cash surrender value of bank owned life insurance	(430)	(444)
ESOP shares committed to be released	384	327
Loss on sale of real estate owned	1	—
Restricted stock expense	31	21
Stock option expense	71	66
Increase in deferred compensation obligation under Rabbi Trust	11	8

Net cash provided by operating activities	4,025	13,368

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Investment securities available for sale	20,000	10,000
Mortgage-backed securities available for sale	3,514	9,438
Investment securities held to maturity	83,875	90,025
Mortgage-backed securities held to maturity	24,630	31,742
Redemptions of Federal Home Loan Bank of New York stock	249	168
Proceeds from sale of premises and equipment	—	493
Purchases of:
Investment securities available for sale	(54,990)	(10,000)
Mortgage-backed securities available for sale	(5,014)	—
Investment securities held to maturity	(45,063)	(139,707)
Mortgage-backed securities held to maturity	(30,013)	(48,614)
Loans receivable	(8,371)	—
Bank owned life insurance	—	(3,000)
Premises and equipment	(220)	(385)
Federal Home Loan Bank of New York stock	—	(80)
Net decrease in loans receivable	9,932	17,622
Proceeds from sale of real estate owned	135	—

Net cash used in investing activities	(1,336)	(42,298)

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Six Months Ended September 30,
	2011	2010
Cash flows from financing activities:
Net increase in deposits	$2,029	$62,780
Principal payments on advances from Federal Home Loan Bank of New York	(3,696)	(3,745)
Net (decrease) in payments by borrowers for taxes and insurance	(55)	(355)
Minority dividends paid	(1,052)	(1,058)
Purchase of treasury stock	(11)	(2,707)
Income tax benefit from stock based compensation	7	1

Net cash (used in) provided by financing activities	(2,778)	54,916

Net (decrease) increase in cash and cash equivalents	(89)	25,986
Cash and cash equivalents - beginning	58,069	33,461

Cash and cash equivalents - ending	$57,980	$59,447

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$8,375	$10,100

Income taxes paid	$3,400	$3,733

Non cash activities:
Reclass property from premises and equipment to land held for sale	$—	$1,157

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2011, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 9, 2011.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2011, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and six months ended September 30, 2011 includes incremental shares related to 6,844 and 48,886 outstanding options, respectively. During the three and six months ended September 30, 2011, the average number of options which were antidilutive

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER SHARE (EPS) (CONT’D)

totaled 1,344,815 and -0-, respectively. The calculation of diluted EPS for the three and six months ended September 30, 2010 does not include incremental shares related to outstanding options due to their antidilutive impact. During the three and six months ended September 30, 2010 the average number of options which were antidilutive totaled 1,492,815 and 1,443,262, respectively, and were therefore excluded from the diluted earnings per share calculation.

3. DIVIDEND WAIVER

During each of the six months ended September 30, 2011 and 2010, Clifton MHC (“MHC”), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Board of Governors of the Federal Reserve System (the “FRB”) and the Office of Thrift Supervision (“OTS”), respectively, to receive cash dividends of approximately $2.0 million on the shares of Company common stock it owns. The cumulative amount of dividends waived by the MHC through September 30, 2011 was approximately $25.2 million. The dividends waived are considered as a restriction on the retained earnings of the Company. The cumulative amount of dividends paid to minority shareholders totaled $15.6 million through September 30, 2011, and the cumulative amount of dividends that would have been paid through September 30, 2011 if dividends were not waived by the MHC amounted to $40.8 million.

4. STOCK REPURCHASE PLANS

The Company’s Board of Directors has authorized several stock repurchase plans. The repurchased shares are held as treasury stock for general corporate use. There were no stock repurchases under these plans made during the six months ended September 30, 2011 as all authorized repurchase plans are complete. During the six months ended September 30, 2010, 298,000 shares were repurchased at a total cost of approximately $2.7 million, or $9.08 per share.

Additionally, during the six months ended September 30, 2011 and 2010, 1,061 and -0- shares were repurchased at a total cost of $11,000 or $10.67 per share. These share purchases represent the withholding of shares subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan for payment of taxes due upon the vesting of restricted stock awards.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the director’s retirement plan and former President’s post-retirement health care plan were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)

Service cost	$10	$15	$20	$30
Interest cost	38	37	76	74
Amortization of past service cost	10	10	20	20
Amortization of unrecognized net (gain)	(2)	(2)	(4)	(4)

Net periodic benefit cost	$56	$60	$112	$120

6. INVESTMENT SECURITIES

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Federal Home Loan Mortgage Corporation	$15,000	$56	$—	$15,056
Federal Home Loan Banks	5,000	25	—	5,025
Federal National Mortgage Association	19,992	116	—	20,108
Federal Farm Credit Bank	5,000	24	—	5,024

	$44,992	$221	$—	$45,213

Held to maturity:
Debt securities:
Federal Home Loan Mortgage Corporation	$24,929	$223	$—	$25,152
Federal Home Loan Banks	54,725	315	—	55,040
Federal National Mortgage Association	89,964	369	7	90,326
Federal Farm Credit Bank	5,000	58	—	5,058

	174,618	965	7	175,576

Corporate Bonds	20,062	—	378	19,684

	$194,680	$965	$385	$195,260

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVESTMENT SECURITIES (CONT’D)

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Federal National Mortgage Association	$5,000	$—	$4	$4,996
Federal Home Loan Mortgage Corporation	5,000	6	—	5,006

	$10,000	$6	$4	$10,002

Held to maturity:
Debt securities:
Federal Home Loan Mortgage Corporation	$39,905	$157	$804	$39,258
Federal Home Loan Banks	68,574	130	2,161	66,543
Federal National Mortgage Association	114,949	471	2,564	112,856
Federal Farm Credit Bank	10,000	50	—	10,050

	$233,428	$808	$5,529	$228,707

Contractual maturity data for investment securities is as follows:

	September 30, 2011
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
After one through five years	$44,992	$45,213

	$44,992	$45,213

Held to maturity:
Debt securities:
After one through five years	$64,750	$65,348
After five through ten years	15,000	15,125
After ten years	94,868	95,103

	174,618	175,576

Corporate Bonds
After one through five years	20,062	19,684

	$194,680	$195,260

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVESTMENT SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related investment securities at September 30 and March 31, 2011 were as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2011:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Held to maturity:
Debt securities:
Federal National Mortgage Association	$4,993	$7	$—	$—	$4,993	$7
Corporate Bonds	19,684	378	—	—	19,684	378

	$24,677	$385	$—	$—	$24,677	$385

March 31, 2011:
Available for sale:
Debt securities:
Federal National Mortgage Association	$4,996	$4	$—	$—	$4,996	$4

Held to maturity:
Debt securities:
Federal Home Loan Mortgage Corporation	$34,102	$804	—	—	34,102	804
Federal National Mortgage Association	72,385	2,564	—	—	72,385	2,564
Federal Home Loan Banks	46,663	2,161	—	—	46,663	2,161

	$153,150	$5,529	$—	$—	$153,150	$5,529

Management does not believe that any of the unrealized losses at September 30, 2011 (one FNMA bond and four corporate bond investment securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

There were no sales of investment securities available for sale or held to maturity during the periods ended September 30, 2011 and 2010.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MORTGAGE-BACKED SECURITIES

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$8,444	$708	$—	$9,152
Federal National Mortgage Association	19,274	1,263	—	20,537

	$27,718	$1,971	$—	$29,689

Held to maturity:
Federal Home Loan Mortgage Corporation	$118,531	$7,642	$3	$126,170
Federal National Mortgage Association	141,461	8,603	5	150,059
Governmental National Mortgage Association	45,105	3,293	—	48,398

	$305,097	$19,538	$8	$324,627

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$10,151	$678	$—	$10,829
Federal National Mortgage Association	16,069	1,039	—	17,108

	$26,220	$1,717	$—	$27,937

Held to maturity:
Federal Home Loan Mortgage Corporation	$130,980	$4,909	$830	$135,059
Federal National Mortgage Association	120,439	3,685	147	$123,977
Governmental National Mortgage Association	48,273	1,652	—	49,925

	$299,692	$10,246	$977	$308,961

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MORTGAGE-BACKED SECURITIES (CONT’D)

Contractual maturity data for mortgage-backed securities is as follows:

	September 30, 2011
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale:
Due after five through ten years	$8,621	$9,299
Due after ten years	19,097	20,390

	$27,718	$29,689

Held to maturity:
Due less than one year	$5	$6
Due after one through five years	100	110
Due after five through ten years	11,106	11,892
Due after ten years	293,886	312,619

	$305,097	$324,627

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties.

The age of gross unrealized losses and the fair value of related mortgage-backed securities at September 30 and March 31, 2011 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2011:	(In Thousands)
Held to maturity:
Federal Home Loan Mortgage Corporation	$282	$3	$—	$—	$282	$3
Federal National Mortgage Association	418	4	20	1	438	5

	$700	$7	$20	$1	$720	$8

March 31, 2011:
Held to maturity:
Federal Home Loan Mortgage Corporation	$40,565	$830	$—	$—	$40,565	$830
Federal National Mortgage Association	15,712	146	21	1	15,733	147

	$56,277	$976	$21	$1	$56,298	$977

Management does not believe that any of the unrealized losses at September 30, 2011 (two FHLMC and five FNMA mortgage-backed securities of which one has been in an unrealized loss position for twelve months or more) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MORTGAGE-BACKED SECURITIES (CONT’D)

There were no sales of mortgage-backed securities available for sale or held to maturity during the three or six months ended September 30, 2011 and 2010.

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	September 30,	March 31,
	2011	2011
	(In Thousands)
Real estate:
One- to four-family	$403,151	$405,595
Multi-family	14,322	12,708
Commercial	12,466	12,126
Construction	2,058	2,454

	431,997	432,883

Consumer:
Second mortgage	8,134	8,602
Passbook or certificate	849	967
Equity lines of credit	2,034	1,949

	11,017	11,518
Other loans	555	555

Total Loans	443,569	444,956
Less:
Loans in process	(1,226)	(931)
Net purchase premiums, discounts, and deferred loan costs	(256)	(399)

	(1,482)	(1,330)

	$442,087	$443,626

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.	National, regional, and local economic and business conditions, including the value of underlying collateral for collateral dependent loans.

3.	Nature and volume of the portfolio and terms of loans.

4.	Experience, ability, and depth of lending management and staff and the quality of the Bank’s loan review system.

5.	Volume and severity of past due, classified and nonaccrual loans.

6.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

7.	Effect of external factors, such as competition and legal and regulatory requirements.

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

2. Multi-Family Loans - consists of loans secured by multi-family real estate which generally involve a greater degree of risk than one- to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The Bank has always had conservative underwriting standards. These loans are affected by economic conditions.

3. Commercial Loans - consists of loans secured by commercial real estate which generally involve a greater degree of risk than one- to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The Bank has always had conservative underwriting standards. These loans are affected by economic conditions.

4. Construction Loans - consists primarily of the financing of construction of one- to four family properties or construction/permanent loans for the construction of one-to four-family homes to be occupied by the borrower. Construction loans generally are considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to uncertainty of construction costs. Independent inspections are performed prior to disbursement of loan proceeds as construction progresses to mitigate these risks. These loans are also affected by economic conditions.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

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

2. Passbook or Certificate and Other Loans - consists of loans secured by passbook accounts and certificates of deposits and unsecured loans. The passbook or certificate loans have low credit risk as they are fully secured by their collateral. Unsecured loans, included in other loans, are between the Company and its parent company, Clifton MHC, so they also are considered a low credit risk.

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

The change in the allowance for loan losses for the periods ended September 30, 2011 is as follows:

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At June 30, 2011:
Total allowance for loan losses	$1,661	$113	$97	$8	$48	$2	$11	$1,940
Charge offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	9	5	(13)	(2)	—	—	1	—

At September 30, 2011:
Total allowance for loan losses	$1,670	$118	$84	$6	$48	$2	$12	$1,940

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2011:
Total allowance for loan losses	$1,601	$103	$93	$11	$46	$3	$23	$1,880
Charge offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	69	15	(9)	(5)	2	(1)	(11)	60

At September 30, 2011:
Total allowance for loan losses	$1,670	$118	$84	$6	$48	$2	$12	$1,940

The following table presents the allocation of the allowance for loan losses by loan class at September 30 and March 31, 2011.

September 30, 2011	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,670	118	84	6	48	2	12	1,940

Total	$1,670	$118	$84	$6	$48	$2	$12	$1,940

Loans:
Individually evaluated for impairment	$1,244	$—	$385	$—	$—	$—	$—	$1,629
Collectively evaluated for impairment	401,907	14,322	12,081	2,058	10,168	1,404	—	441,940

Total	$403,151	$14,322	$12,466	$2,058	$10,168	$1,404	$—	$443,569

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

March 31, 2011	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,601	103	93	11	46	3	23	1,880

Total	$1,601	$103	$93	$11	$46	$3	$23	$1,880

Loans:
Individually evaluated for impairment	$1,175	$—	$385	$—	$—	$—	$—	$1,560
Collectively evaluated for impairment	404,420	12,708	11,741	2,454	10,551	1,522	—	443,396

Total	$405,595	$12,708	$12,126	$2,454	$10,551	$1,522	$—	$444,956

The aggregate amount of our classified loan balances are as follows at September 30 and March 31, 2011:

September 30, 2011	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total
	(In Thousands)
Pass	$389,558	$13,742	$11,477	$1,350	$9,822	$1,404	$427,353
Pass-watch	10,095	580	346	708	201	—	11,930
Special mention	892	—	258	—	67	—	1,217
Substandard	2,606	—	385	—	78	—	3,069
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total classified loans	$403,151	$14,322	$12,466	$2,058	$10,168	$1,404	$443,569

March 31, 2011	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Pass	$394,475	$12,708	$10,804	$1,792	$10,361	$1,522	$431,662
Pass-watch	7,455	—	676	662	33	—	8,826
Special mention	863	—	261	—	133	—	1,257
Substandard	2,802	—	385	—	24	—	3,211
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total classified loans	$405,595	$12,708	$12,126	$2,454	$10,551	$1,522	$444,956

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information with respect to our nonaccrual loans at the date indicated.

	September 30, 2011	March 31, 2011
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One-to four-family	$2,606	$2,802
Multi-family	—	—
Commercial	385	385
Consumer and other loans:
Second mortgage	78	24

Total nonaccrual loans	$3,069	$3,211

The following table provides information about delinquencies in our loan portfolio at September 30 and March 31, 2011.

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Gross Loans
			(In Thousands)
Real estate loans:
One-to four-family	$1,872	$1,174	$2,606	$5,652	$397,499	$403,151
Multi-family	—	—	—	—	14,322	14,322
Commercial	—	—	385	385	12,081	12,466
Construction	—	—	—	—	2,058	2,058
Consumer and other loans:
Second mortgage and equity lines of credit	70	39	78	187	9,981	10,168
Passbook or certificate and other loans	80	—	—	80	1,324	1,404

Total	$2,022	$1,213	$3,069	$6,304	$437,265	$443,569

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One-to four-family	$2,250	$74	$2,802	$5,126	$400,469	$405,595
Multi-family	—	—	—	—	12,708	12,708
Commercial	261	63	385	709	11,417	12,126
Construction	—	—	—	—	2,454	2,454
Consumer and other loans:
Second mortgage and equity lines of credit	103	—	24	127	10,424	10,551
Passbook or certificate and other loans	36	—	—	36	1,486	1,522

Total	$2,650	$137	$3,211	$5,998	$438,958	$444,956

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company considers one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, does not separately evaluate them for impairment, unless they are considered troubled debt restructurings. All other loans are evaluated for impairment on an individual basis.

Impaired loans, none of which had a related allowance at or for the periods ending September 30 and March 31, 2011, were as follows:

At or For The Six Months Ended September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,061	$1,244	$—	$1,197	$29
Multi-family	—	—	—	—	—
Commercial	385	385	—	385	—
Consumer and other loans:
Second mortgage	—	—	—	—	—

Total impaired loans	$1,446	$1,629	$—	$1,582	$29

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

At or For The Three Months Ended September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,061	$1,244	$—	$1,223	$16
Multi-family	—	—	—	—	—
Commercial	385	385	—	385	—
Consumer and other loans:
Second mortgage	—	—	—	—	—

Total impaired loans	$1,446	$1,629	$—	$1,608	$16

At or For The Year Ended March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$990	$1,175	$—	$1,222	$58
Multi-family	—	—	—	229	—
Commercial	385	385	—	261	—
Consumer and other loans:
Second mortgage	—	—	—	53	3

Total impaired loans	$1,375	$1,560	$—	$1,765	$61

The Company adopted Accounting Standards Update (“ASU”) No. 2011-02 on April 1, 2011 which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. As a result of our adoption of ASU No. 2011-02, we determined that no loans were troubled debt restructurings other than those previously considered as such.

The recorded investment in loans modified in a troubled debt restructuring totaled $1.1 million at September 30, 2011, of which $36,000 was 60-89 days past due and $10,000 was 90 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements. The recorded investment at March 31, 2011 of loans modified in a troubled debt restructuring totaled $1.0 million, of which $10,000 was 60-89 days past due and $37,000 was 90 days or more past due. The remaining loans modified were current at the time of their restructuring and were in compliance with the terms of their restructure agreement at March 31, 2011.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

Loans that were modified in a troubled debt restructuring represent borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment. As a result of our initial impairment evaluations, we charged-off $112,000 during the year ended March 31, 2011. We had no charge-offs for the six months ended September 30, 2011.

The following table is a comparison of our troubled debt restructuring by class as of the dates indicated.

	Number of Loans	Pre-restructring Outstanding Recorded Investment	Post-restructring Outstanding Recorded Investment
September 30, 2011
One-to Four-Family Real Estate	7	$1,152	$1,061

March 31, 2011
One-to Four-Family Real Estate	6	$1,103	$990

9. FAIR VALUE

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE (CONT’D)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30 and March 31, 2011 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
September 30, 2011:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$9,152	$—	$9,152	$—
Federal National Mortgage Association	20,537	—	20,537	—
U.S. Government agencies:
Federal Home Loan Mortgage Corporation	15,056	—	15,056	—
Federal National Mortgage Association	20,108	—	20,108	—
Federal Home Loan Banks	5,025	—	5,025	—
Federal Farm Credit Bank	5,024	—	5,024	—

Total securities available for sale	$74,902	$—	$74,902	$—

March 31, 2011:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$10,829	$—	$10,829	$—
Federal National Mortgage Association	17,108	—	17,108	—
U.S. Government agencies:
Federal Home Loan Mortgage Corporation	5,006	—	5,006	—
Federal National Mortgage Association	4,996	—	4,996	—

Total securities available for sale	$37,939	$—	$37,939	$—

There were no assets measured at fair value on a non-recurring basis at September 30, 2011 and there were no liabilities measured at fair value on a recurring or non-recurring basis at September 30 and March 31, 2011. For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 are as follows:

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE (CONT’D)

The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at September 30 and March 31, 2011.

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

Real Estate Owned

Real estate owned, acquired through foreclosure or deed-in-lieu of foreclosure, is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals by a licensed appraiser and, as such, foreclosed real estate properties are classified as Level 3. The Company had no real estate owned at September 30, 2011. At March 31, 2011, real estate owned consisted of one multi-family property with a balance of $136,000. During the year ended March 31, 2011, the loan was transferred to real estate owned at a balance of $186,000 followed by a subsequent write down of $50,000 which was charged to non-interest expense. The property was sold in April 2011.

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

9. FAIR VALUE (CONT’D)

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

As of September 30 and March 31, 2011, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

	September 30, 2011		March 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$57,980	$57,980	$58,069	$58,069
Securities available for sale:
Investment	45,213	45,213	10,002	10,002
Mortgage-backed	29,689	29,689	27,937	27,937
Securities held to maturity:
Investment	194,680	195,260	233,428	228,707
Mortgage-backed	305,097	324,627	299,692	308,961
Net loans receivable	440,147	468,171	441,746	455,132
Federal Home Loan Bank of New York stock	5,725	5,725	5,974	5,974
Interest receivable	4,333	4,333	4,551	4,551

Financial liabilities:
Deposits	839,414	848,085	837,385	842,960
FHLB advances	91,972	102,610	95,668	106,436
Interest payable	341	341	349	349

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

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

11. WITHDRAWAL OF APPLICATION OF PLAN OF CONVERSION AND REORGANIZATION

On November 8, 2010, the Company, the Bank and the MHC adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Bank planned to reorganize from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion: (1) the MHC would have merged with and into the Company, with the Company being the surviving entity (the “MHC Merger”); (2) the Company would have merged with and into a newly formed corporation named Clifton Savings Bancorp, Inc. (the “Holding Company”); (3) the shares of common stock of the Company held by persons other than the MHC (whose shares would have been canceled)

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. WITHDRAWAL OF APPLICATION OF PLAN OF CONVERSION AND REORGANIZATION (CONT’D)

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

On February 7, 2011, the Company announced the postponement of the conversion and offering following the issuance by the OTS of a “Needs to Improve” rating to the Bank as a result of its recent Community Reinvestment Act examination. On June 22, 2011, the Company announced that it had withdrawn its application for conversion that has been pending before the OTS. As a result of the postponement and withdrawal of the application for conversion, the Company expensed approximately $946,000 in conversion and offering costs, which represents all of the costs associated with the conversion and offering. For the year ended March 31, 2011 and the six months ended September 30, 2011, $419,000 and $527,000 in conversion costs were expensed, respectively. The conversion costs incurred consisted of legal expense of $248,000 and $302,000, other non-interest expenses of $141,000 and $225,000, and occupancy expense of premises of $30,000 and $-0-, respectively, for the year ended March 31, 2011 and six months ended September 30, 2011. The OTS merged with the Office of the Comptroller of the Currency (the “OCC”) and ceased to exist as of July 21, 2011. The Company remains committed to the completion of its conversion and offering and intends to file a conversion application with the OCC once the OCC confirms that the Company may proceed with the conversion application.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. (See Part II - “Item 1A: Risk Factors.”) Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 under Part I - “Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 51.1% and 39.2%, respectively, of total assets at September 30, 2011, as compared to 50.9% and 39.3%, respectively, at March 31, 2011. Cash and cash equivalents remained at 5.2% of total assets at September 30, 2011, as compared to 5.2% at March 31, 2011. The Company’s investment and mortgage-backed securities portfolios consist mainly of U.S. government-sponsored or guaranteed enterprises.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (“FHLB”). Deposits increased $2.0 million, or 0.2%, between March 31, 2011 and September 30, 2011, and borrowed funds decreased by $3.7 million, or 3.9%, during this period. The balance in borrowed funds was $92.0 million at September 30, 2011 as compared to $95.7 million at March 31, 2011. During the six months ended September 30, 2011, $3.7 million of long-term borrowings were repaid in accordance with their original terms.

Net interest income decreased $69,000, or 1.1%, during the three months ended September 30, 2011, when compared with the same 2010 period. This decrease in net interest income was due to a $992,000 decrease in total interest income partially offset by a decrease in total interest expense of $923,000. Average interest-earning assets increased $7.9 million, or 0.8%, during the three months ended September 30, 2011, while average interest-bearing liabilities decreased $3.8 million, or 0.4%, when compared with the same 2010 period. The $7.9 million increase in average interest-earning assets was mainly attributable to increases of $35.3 million in investment securities and $7.1 million in other interest

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

-earning assets partially offset by decreases of $8.4 million in mortgage-backed securities and $26.1 million in loans. The net interest rate spread decreased 2 basis point during the three months ended September 30, 2011, to 2.09% from 2.11% for the three months ended September 30, 2010. This was due to a 41 basis point decrease on the yield on interest-earning assets which was partially offset by a decrease of 39 basis points in the cost of interest-bearing liabilities. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended September 30, 2011, non-interest income decreased $355,000, or 57.4%, as compared to the comparable period in 2010 as the prior period included a $329,000 net gain on the sale of the Bank’s Botany branch facility. The provision for loan losses recorded were $-0- and $160,000, respectively, for the three months ended September 30, 2011 and 2010, and non-interest expenses decreased $98,000, or 2.9%, between periods. The decrease in non-interest expenses was primarily the result of a decrease of $105,000 or 47.3%, in federal deposit insurance premiums. The decrease in federal deposit insurance premiums is primarily due to a change in the assessment base for institutions. The Federal Deposit Insurance Corporation adopted a final rule, which became effective on April 1, 2011, which changes the assessment base used to calculate the premium to average consolidated assets minus average tangible equity, rather than the balance of deposits.

Changes in Financial Condition

The Company’s assets at September 30, 2011 totaled $1.124 billion, which represents an increase of $1.0 million or 0.1% as compared with $1.123 billion at March 31, 2011.

Cash and cash equivalents decreased $89,000, or 0.2% to $58.0 million at September 30, 2011 as compared to $58.1 million at March 31, 2011. The decrease resulted primarily from cash being redeployed into higher yielding investment securities.

Securities available for sale at September 30, 2011 increased $37.0 million, or 97.4% to $74.9 million from $37.9 million at March 31, 2011. The increase during the six months ended September 30, 2011 resulted primarily from purchases of $60.0 million in securities, partially offset by maturities, calls, and repayments totaling $23.5 million, and an increase of $473,000 in the unrealized gain on the portfolio.

Securities held to maturity at September 30, 2011 decreased $33.3 million, or 6.3% to $499.8 million from $533.1 million at March 31, 2011. The decrease during the six months ended September 30, 2011 resulted primarily from maturities, calls and repayments totaling $108.5 million partially offset by purchases of securities totaling $75.1 million.

Net loans at September 30, 2011 decreased $1.6 million, or 0.4% to $440.1 million when compared with $441.7 million at March 31, 2011. The decrease during the six months ended September 30, 2011 resulted primarily from repayment levels on loans exceeding origination volume. Declines in home sales resulting from uncertain economic conditions have caused a significant decrease in the need for loan financing. The largest dollar decrease in the loan portfolio was in one-to four family real estate loans which decreased $2.4 million, or 0.6%. The largest percentage decrease was in construction loans, which decreased $396,000, or 16.1%.

Total liabilities decreased $2.6 million, or 0.3% to $940.1 million at September 30, 2011 from $942.7 million at March 31, 2011. Deposits at September 30, 2011 increased $2.0 million, or 0.2% to $839.4 million when compared with $837.4 million at March 31, 2011, as the Bank was able to maintain deposits as it continued to offer competitive rates on its deposit products. Borrowed funds decreased $3.7 million,

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition (Cont’d)

or 3.9% to $92.0 million at September 30, 2011, as compared with $95.7 million at March 31, 2011. During the six months ended September 30, 2011, $3.7 million of long-term borrowings were repaid in accordance with their original terms. At September 30, 2011, the remaining borrowings of $92.0 million had a weighted average interest rate of 3.81%.

Stockholders’ equity totaled $183.5 million and $180.0 million at September 30, 2011 and March 31, 2011, respectively. The increase of $3.5 million, or 1.9%, for the six months ended September 30, 2011, resulted primarily from net income of $3.9 million, employee stock ownership plan shares committed to be released of $384,000, $108,000 for stock options and restricted stock awards earned under the Company’s 2005 Equity Incentive Plan and related tax benefits, and a net increase in unrealized gains on the available for sale securities portfolio, net of tax, of $264,000 partially offset by cash dividends of $1.1 million.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010 (Cont’d.)

	Three Months Ended September 30,
	2011				2010
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$438,974		$5,252	4.79%	$465,029		$5,800	4.99%
Mortgage-backed securities	336,681		3,571	4.24%	345,154		4,046	4.69%
Investment securities	251,065		1,453	2.31%	215,750		1,404	2.60%
Other interest-earning assets	36,115		69	0.76%	29,023		87	1.20%

Total interest-earning assets	1,062,835		10,345	3.89%	1,054,956		11,337	4.30%

Noninterest-earning assets	72,029				69,683

Total assets	$1,134,864				$1,124,639

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	$54,501		48	0.35%	$54,500		97	0.71%
Savings and Club accounts	120,866		126	0.42%	108,535		219	0.81%
Certificates of deposit	656,498		3,085	1.88%	644,579		3,577	2.22%

Total interest-bearing deposits	831,865		3,259	1.57%	807,614		3,893	1.93%
Borrowed funds	92,850		895	3.86%	120,934		1,184	3.92%

Total interest-bearing liabilities	924,715		4,154	1.80%	928,548		5,077	2.19%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,688				6,318
Other noninterest-bearing liabilities	20,109				13,490

Total noninterest-bearing liabilities	27,797				19,808

Total liabilities	952,512				948,356
Stockholders’ equity	182,352				176,283

Total liabilities and stockholders’ equity	$1,134,864				$1,124,639

Net interest income			$6,191				$6,260

Interest rate spread				2.09%				2.11%
Net interest margin				2.33%				2.37%
Average interest-earning assets to average interest-bearing liabilities	1.15	x			1.14	x

Net income decreased $114,000, or 5.2% to $2.07 million for the three months ended September 30, 2011 compared with $2.18 million for the same 2010 period. The decrease in net income during the 2011 period was primarily the result of a decrease in net interest income of $69,000, or 1.1%, and a decrease in the net gain on the sale and disposal of premises and equipment of $338,000, or 102.7%, partially offset by decreases of $160,000, or 100.0%, in provision for loan losses, $98,000, or 2.9%, in noninterest expense, and $52,000 or 4.4% in income taxes.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010 (Cont’d.)

Interest income on loans decreased by $548,000, or 9.5% to $5.25 million during the three months ended September 30, 2011, when compared with $5.80 million for the same 2010 period. The decrease during the 2011 period mainly resulted from a decrease in the yield earned on the loan portfolio of 20 basis points, to 4.79% from 4.99%, coupled with a decrease of $26.1 million, or 5.6% in the average balance of loans when compared to the same period in 2010. Interest income on mortgage-backed securities decreased $475,000, or 11.7% to $3.57 million during the three months ended September 30, 2011, when compared with $4.05 million for the same 2010 period. The decrease during the 2011 period resulted from a decrease of $8.4 million, or 2.5% in the average balance of mortgage-backed securities outstanding, coupled with a decrease of 45 basis points in the yield earned on mortgage-backed securities to 4.24% from 4.69%. Interest earned on investment securities increased by $49,000, or 3.5% to $1.45 million during the three months ended September 30, 2011, when compared to $1.40 million for the same 2010 period, due to an increase in the average balance of $35.3 million, or 16.4%, partially offset by a 29 basis point decrease in yield to 2.31% from 2.60%. The balance of investment securities increased as repayments from loans and mortgage-backed securities and an increase in funds from deposits were invested primarily into these type assets. Interest earned on other interest-earning assets decreased by $18,000, or 20.7% to $69,000 during the three months ended September 30, 2011, when compared to $87,000 during the same 2010 period primarily due to a decrease of 42 basis points in yield to 0.78% from 1.20%, partially offset by an increase of $7.1 million, or 24.4%, in the average balance. Other interest-earning assets increased due to the funds received from investment securities called during the end of the quarter not yet being redeployed into higher yielding assets.

Interest expense on deposits decreased $634,000, or 16.3% to $3.26 million during the three months ended September 30, 2011, when compared to $3.89 million during the same 2010 period. Such decrease was primarily attributable to a decrease of 36 basis points in the cost of interest-bearing deposits to 1.57% from 1.93%, partially offset by an increase of $24.3 million, or 3.0% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased approximately $289,000, or 24.4% to $895,000 during the three months ended September 30, 2011 when compared with $1.18 million during the same 2010 period. The decrease was primarily attributable to a decrease of $28.1 million, or 23.2% in the average balance of borrowings, coupled with a decrease of 6 basis points in the cost of borrowings to 3.86% from 3.92%. Net interest income decreased $69,000, or 1.1% during the three months ended September 30, 2011, to $6.19 million when compared to $6.26 million for the same 2010 period. The average balance of investment securities increased primarily due to redeployment of funds resulting from growth in deposits into these types of assets. Other interest-earning assets increased as the balance of interest-earning deposits increased as some funds received from investment securities called during the quarter had not yet been redeployed into higher yielding assets. Loans decreased as repayment levels were well in excess of origination volume as demand for loan products remains low. Mortgage-backed securities decreased as normal monthly repayments were well in excess of purchases of these types of securities. The $3.8 million decrease in average interest-bearing liabilities was primarily due to a decrease of $28.1 million in borrowings partially offset by an increase of $24.3 million in interest-bearing deposits. The net interest rate spread decreased 2 basis points due to a decrease of 41 basis points in the average yield earned on interest-earning assets partially offset by a 39 basis point decrease in the average cost of interest-bearing liabilities.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010 (Cont’d.)

There was no provision for loan losses recorded during the three months ended September 30, 2011 as compared to $160,000 recorded during the same period in 2010. The allowance for loan losses is based on management’s evaluation of the risk inherent in the Bank’s loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2011 and 2010, the Bank’s non-performing loans, all of which were delinquent ninety days or more, and all of which were in a nonaccrual status, totaled $3.1 million and $2.7 million, respectively, representing 0.69% and 0.58%, respectively, of total gross loans, and 0.27% and 0.24%, respectively, of total assets. At March 31, 2011, nonaccrual loans totaled $3.2 million, or 0.72% and 0.30% of total gross loans and total assets, respectively. During the three months ended September 30, 2011 and 2010, the Bank did not charge off any loans. At September 30, 2011, non-performing loans consisted of fourteen loans secured by one-to four family residential real estate and three loans secured by commercial real estate, one of which is a second mortgage, while at September 30, 2010, non-performing loans consisted of eleven loans secured by one-to-four family residential real estate, one loan secured by commercial real estate and one loan secured by a multi-family dwelling. All non-performing loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $1.6 million, $1.6 million and $1.9 million at September 30, 2011, March 31, 2011 and September 30, 2010, respectively. There was a $160,000 specific reserve required on one impaired loan as of September 30, 2010. There were no specific reserves required on impaired loans for all other period-ends. The allowance for loan losses amounted to $1.94 million, $1.88 million, and $2.21 million, respectively, at September 30, 2011, March 31, 2011, and September 30, 2010, representing 0.44%, 0.42%, and 0.48% of total gross loans at September 30, 2011, March 31, 2011 and September 30, 2010, respectively.

Non-interest income decreased $355,000, or 57.4%, to $263,000 for the three months ended September 30, 2011 from $618,000 for the three months ended September 30, 2010 as the Bank recorded a net gain on the sale and disposal of premises and equipment of $329,000 in the 2010 period.

Non-interest expense decreased $98,000, or 2.9%, to $3.25 million for the three months ended September 30, 2011 as compared to $3.34 million for the three months ended September 30, 2010. The decrease was primarily the result of a decrease of $105,000 or 47.3%, in federal deposit insurance premiums. The decrease in federal deposit insurance premiums is primarily due to a change in the assessment base for institutions. The Federal Deposit Insurance Corporation adopted a final rule, which became effective on April 1, 2011, which changes the assessment base used to calculate the premium to average consolidated assets minus average tangible equity, rather than the balance of deposits.

Income taxes totaled $1.14 million and $1.19 million during the three months ended September 30, 2011 and 2010, respectively. The decrease of $52,000, or 4.4% during the 2011 period resulted from lower pre-tax income. The overall effective income tax rate was 35.5% in the 2011 period compared with 35.3% for 2010.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2011 and 2010

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2011 and 2010 (Cont’d.)

	Six Months Ended September 30,
	2011				2010
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$440,288		$10,609	4.82%	$469,307	$11,786	5.02%
Mortgage-backed securities	331,178		7,171	4.33%	342,431	8,177	4.78%
Investment securities	251,376		3,074	2.45%	199,033	2,659	2.67%
Other interest-earning assets	31,257		143	0.91%	25,398	169	1.33%

Total interest-earning assets	1,054,099		20,997	3.98%	1,036,169	22,791	4.40%

Noninterest-earning assets	76,161				67,566

Total assets	$1,130,260				$1,103,735

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	$55,125		104	0.38%	$53,996	209	0.77%
Savings and Club accounts	120,671		273	0.45%	106,849	449	0.84%
Certificates of deposit	655,542		6,182	1.89%	626,793	7,056	2.25%

Total deposits	831,338		6,559	1.58%	787,638	7,714	1.96%
Advances from the FHLB	93,771		1,808	3.86%	121,870	2,372	3.89%

Total interest-bearing liabilities	925,109		8,367	1.81%	909,508	10,086	2.22%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,718				6,333
Other noninterest-bearing liabilities	15,869				11,686

Total non interest-bearing liabilities	23,587				18,019

Total liabilities	948,696				927,527
Stockholders’ equity	181,564				176,208

Total liabilities and stockholders’ equity	$1,130,260				$1,103,735

Net interest income			$12,630			$12,705

Interest rate spread				2.17%			2.18%
Net interest margin				2.40%			2.45%
Average interest-earning assets to average interest-bearing liabilities	1.14	x			1.14 x

Net income decreased $493,000, or 11.3% to $3.86 million for the six months ended September 30, 2011 compared with $4.35 million for the same 2010 period. The decrease in net income during the 2011 period resulted primarily from decreases in net interest income of $75,000, or 0.6%, a decrease in the net gain on the sale and disposal of premises and equipment of $338,000, or 102.7%, and an increase in noninterest expense of $421,000 or 6.3%, partially offset by a decrease of $100,000 or 62.5%, in provision for loan losses, and a decrease of $264,000, or 11.0%, in income taxes.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2011 and 2010 (Cont’d.)

Interest income on loans decreased by $1.2 million, or 10.0% to $10.61 million during the six months ended September 30, 2011, when compared with $11.79 million for the same 2010 period. The decrease during the 2011 period mainly resulted from a decrease in the yield earned on the loan portfolio of 20 basis points, to 4.82% from 5.02%, coupled with a decrease of $29.0 million, or 6.2% in the average balance of loans when compared to the same period in 2010. Interest income on mortgage-backed securities decreased $1.0 million, or 12.3% to $7.17 million during the six months ended September 30, 2011, when compared with $8.18 million for the same 2010 period. The decrease during the 2011 period resulted from a decrease of $11.3 million, or 3.3% in the average balance of mortgage-backed securities outstanding, coupled with a decrease of 45 basis points in the yield earned on mortgage-backed securities to 4.33% from 4.78%. Interest earned on investment securities increased by $415,000, or 15.6% to $3.07 million during the six months ended September 30, 2011, when compared to $2.66 million during the same 2010 period, due to an increase in the average balance of $52.3 million, or 26.3%, partially offset by a 22 basis point decrease in yield to 2.45% from 2.67%. The balance of investment securities increased as funds generated from the increase in deposits were invested primarily into these type assets. Interest earned on other interest-earning assets decreased by $26,000, or 15.4% to $143,000 during the six months ended September 30, 2011, when compared to $169,000 during the same 2010 period primarily due to a decrease of 42 basis points in yield to 0.91% from 1.33%, partially offset by an increase of $5.9 million, or 23.1%, in the average balance. Other interest-earning assets increased due to the funds received from investment securities called during the quarter not yet being redeployed into higher yielding assets.

Interest expense on deposits decreased $1.15 million, or 15.0% to $6.56 million during the six months ended September 30, 2011, when compared to $7.71 million during the same 2010 period. Such decrease was primarily attributable to a decrease of 38 basis points in the cost of interest-bearing deposits to 1.58% from 1.96%, partially offset by an increase of $43.7 million, or 5.5% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased approximately $564,000, or 23.8% to $1.81 million during the six months ended September 30, 2011 when compared with $2.37 million during the same 2010 period. The decrease was primarily attributable to a decrease of $28.1 million, or 23.1% in the average balance of borrowings, coupled with a decrease of 3 basis points in the cost of borrowings to 3.86% from 3.89%. Net interest income decreased $75,000, or 0.6% during the six months ended September 30, 2011, to $12.63 million when compared to $12.71 million for the same 2010 period. The average balance of investment securities increased primarily due to redeployment of funds resulting from growth in deposits into these types of assets. Other interest-earning assets increased as the balance of interest-earning deposits increased as some funds received from investment securities called during the quarter had not yet been redeployed into higher yielding assets. Loans decreased as repayment levels were well in excess of origination volume as demand for loan products remains low. Mortgage-backed securities decreased as normal monthly repayments were well in excess of purchases of these types of securities. The $15.6 million increase in average interest-bearing liabilities was primarily due to an increase of $43.7 million in interest-bearing deposits partially offset by a decrease of $28.1 million in borrowings. The net interest rate spread decreased 1 basis point due to a decrease of 42 basis points in the average yield earned on interest-earning assets partially offset by a 41 basis point decrease in the average cost of interest-bearing liabilities.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2011 and 2010 (Cont’d.)

The provision for loan losses decreased $100,000, or 62.5% to $60,000 during the six months ended September 30, 2011 as compared to $160,000 recorded during the same period in 2010. The allowance for loan losses is based on management’s evaluation of the risk inherent in the Bank’s loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. See “Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010” for a discussion of non-performing and impaired loans as of September 30, 2011, March 31, 2011 and September 30, 2010. During the six months ended September 30, 2011 and 2010, the Bank did not charge off any loans.

Non-interest income decreased $361,000, or 40.5%, from $891,000 for the six months ended September 30, 2010 to $530,000 for the six months ended September 30, 2011, primarily because the 2010 period included a net gain of $339,000 on the sale of the Bank’s Botany branch facility.

Non-interest expense increased $421,000, or 6.3%, to $7.11 million for the six months ended September 30, 2011 as compared to $6.69 million for the six months ended September 30, 2010. The increase was primarily the result of increases of $337,000 or 259.2%, in legal expenses, and $229,000, or 26.9%, in other expenses partially offset by a $173,000, or 39.6%, decrease in federal deposit insurance premiums. The increase in legal expenses was primarily due to the expensing of legal fees totaling $302,000 as a result of the withdrawal of the Bank’s second-step conversion application and the postponement of the Company’s related stock offering which was announced in June 2011. The increase in other expenses was due to accounting, consulting, and regulatory application fee costs and other related costs of $225,000 expensed as a result of the withdrawal of the second-step conversion application. The decrease in federal deposit insurance premiums is primarily due to a change in the assessment base for institutions.

Income taxes totaled $2.13 million and $2.39 million during the six months ended September 30, 2011 and 2010, respectively. The decrease of $264,000, or 11.0%, during the 2011 period resulted from lower pre-tax income. The overall effective income tax rate was 35.6% in the 2011 period compared with 35.5% for 2010.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $132.9 million, or 11.8% of total assets at September 30, 2011 as compared to $96.0 million, or 8.6% of total assets at March 31, 2011.

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company on a stand-alone basis is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the FRB but with prior notice to the FRB, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, at September 30, 2011, the Company had liquid assets of $9.8 million.

Cash was generated by operating activities during the six months ended September 30, 2011. The primary sources of cash were net income, a net increase in deposits, and a net decrease in loans receivable. Excluding dividends waived by the MHC, the Company paid a cash dividend in July 2011 totaling $526,000 and paid a cash dividend totaling $526,000 in May 2011, resulting in $1.1 million in total dividends being paid during the six months ended September 30, 2011.

The Company’s primary investing activities are the origination of loans and the purchases of securities. Net loans amounted to $440.1 million and $441.7 million at September 30, 2011 and March 31, 2011, respectively. Securities, including available for sale and held to maturity issues, totaled $574.7 million and $571.1 million at September 30, 2011 and March 31, 2011, respectively. In addition to funding new loan production through operating activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow overnight funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on the Bank’s ability to collateralize such borrowings. At September 30, 2011, advances from FHLB amounted to $92.0 million at a weighted average rate of 3.81%. Additionally, at September 30, 2011, the Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established unsecured overnight lines of credit at a daily adjustable rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2011, the Bank had outstanding commitments to originate loans totaling approximately $7.5 million, which included $5.1 million for fixed-rate one-to-four family mortgage loans with interest rates ranging from 3.375% to 5.00%, a $375,000 adjustable rate commercial mortgage loan with an initial interest rate of 5.50%, $1.7 million in adjustable rate one-to-four family mortgage loans with initial rates

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

of 3.75%, a $100,000 home equity line of credit with an adjustable interest rate at the Prime Rate with a floor of 4.50%, and $210,000 in fixed rate second mortgage loans with interest rate ranging from 4.50% to 4.75%.

At September 30, 2011 the Bank also had commitments outstanding to purchase $2.1 million in adjustable interest rate one-to-four mortgage loans with initial interest rates of 3.75%, and $4.2 million in fixed rate one-to-four family mortgage loans with interest rates ranging from 4.125% to 4.50%.

At September 30, 2011, the Bank had outstanding commitments to purchase: (1) a $500,000 participation in a $1.1 million multi-family mortgage loan at a fixed interest rate of 5.875% through year fifteen, with the loan then adjusting one time at year sixteen to an interest rate of 2.00% over the Federal Home Loan Bank of New York’s ten year regular advance rate, with a floor of 7.375%; (2) a $1.0 million participation in a $5.2 million construction loan with an adjustable interest rate at the Prime Rate with a floor of 6.25%; (3) a $1.0 million participation in a $5.2 million multi-family mortgage loan at a fixed interest rate of 6.50% through year fifteen, with the loan then adjusting every five year using the U.S. Treasury Securities rate adjusted to a constant maturity of 5-years, plus a margin of 2.50%, with a floor of 6.25%; (4) a $750,000 participation in a $12.0 million construction loan with an adjustable interest rate at the Prime Rate with a floor of 6.25%; and (5) a $500,000 participation in a $4.9 million multi-family mortgage loan at a fixed interest rate of 6.50% through year fifteen, with the loan then adjusting every five years using the U.S. Treasury Securities rate adjusted to a constant maturity of 5-years, plus a margin of 2.50%, with a floor of 6.25%.

At September 30, 2011, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $4.5 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Certificates of deposit due within one year at September 30, 2011, totaled $361.3 million, or 55.0% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances due within one year at September 30, 2011 totaled $20.8 million.

Under applicable federal regulations, three separate measurements of capital adequacy (the “Capital Rule”) are required. The Capital Rule requires each savings institution to maintain tangible capital of at least 1.5% and core capital equal of at least 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital of at least 8.0% of its risk-weighted assets.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Bank’s capital position at September 30 and March 31, 2011, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
As of September 30, 2011:
Total risk-based capital (to risk-weighted assets)	$164,251	41.32%	$31,797	8.00%	$39,747	10.00%
Tier 1 capital (to risk-weighted assets)	162,311	40.84	15,899	4.00	23,848	6.00
Core (tier 1) capital (to adjusted total assets)	162,311	14.51	44,741	4.00	55,927	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	162,311	14.51	16,778	1.50	—	—
As of March 31, 2011:
Total risk-based capital (to risk-weighted assets)	$159,604	41.86%	$30,503	8.00%	$38,129	10.00%
Tier 1 capital (to risk-weighted assets)	157,724	41.37	15,252	4.00	22,878	6.00
Core (tier 1) capital (to adjusted total assets)	157,724	14.12	44,692	4.00	55,865	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	157,724	14.12	16,759	1.50	—	—

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

The following table presents the results of the Bank’s internal NPV analysis as of June 30, 2011, the most recent date the Bank’s NPV was calculated. Given the current economic environment, the Bank expects that its NPV values as of September 30, 2011 do not materially differ from the results presented below. This data is for the Bank and its subsidiary only and does not include any assets of the Company.

Basis Point (bp) Change in Rates (1)		Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
		$ Amount	$ Change	% Change	NPV Ratio	Change
		(Dollars in Thousands)

300	bp	$86,019	$(91,490)	(52)%	8.44%	(697	) bp
200		118,523	(58,987)	(33)	11.14	(428)
100		150,340	(27,170)	(15)	13.54	(187)
0		177,509	—	—	15.41	—
(100)		186,766	9,257	5	15.91	50

(1)	The -200 bp and -300 bp scenarios are not shown due to the low prevailing interest rate environment.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011 as filed with the Securities and Exchange Commission on June 9, 2011, which could materially affect our business, financial condition or future results. As of September 30, 2011, the risk factors of the Company have not changed materially from those disclosed in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended September 30, 2011.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchase of Our Equity Securities. There were no repurchases of our equity securities during the quarter ended September 30, 2011.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Charter of Clifton Savings Bancorp, Inc. (1)

3.2	By-Laws of Clifton Savings Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.
(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004 (File No. 000-50358).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON SAVINGS BANCORP, INC.

Date:	November 8, 2011	By:	/s/ John A. Celentano, Jr.
John A. Celentano, Jr.
Chairman of the Board and Chief Executive
Officer
(Principal Executive Officer)

Date:	November 8, 2011	By:	/s/ Christine R. Piano
Christine R. Piano
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting
Officer)