Form 10-Q
period 2011-12-31
CLIFTON SAVINGS BANCORP INC
filed 2012-02-08
CIK 1240581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 1, 2012: 26,138,138 shares outstanding.

CLIFTON SAVINGS BANCORP, INC.

AND SUBSIDIARIES

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	December 31, 2011	March 31, 2011
ASSETS
Cash and due from banks	$12,713	$34,719
Interest-bearing deposits in other banks	14,662	23,350

Cash and Cash Equivalents	27,375	58,069
Securities available for sale, at fair value:
Investment	55,131	10,002
Mortgage-backed	27,903	27,937
Securities held to maturity, at cost:
Investment, fair value of $214,439 and $228,707, respectively	213,759	233,428
Mortgage-backed, fair value of $322,047 and $308,961, respectively	303,366	299,692

Loans receivable	441,017	443,626
Allowance for loan losses	(2,010)	(1,880)

Net Loans	439,007	441,746

Bank owned life insurance	27,365	26,715
Premises and equipment	8,180	8,275
Federal Home Loan Bank of New York stock	5,654	5,974
Interest receivable	4,032	4,551
Real estate owned	177	136
Other assets	5,130	6,108

Total Assets	$1,117,079	$1,122,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$7,688	$8,249
Interest bearing	825,127	829,136

Total Deposits	832,815	837,385
Advances from Federal Home Loan Bank of New York	90,392	95,668
Advance payments by borrowers for taxes and insurance	4,885	5,023
Other liabilities and accrued expenses	3,773	4,591

Total Liabilities	931,865	942,667

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock ($.01 par value), 1,000,000 shares authorized; shares issued or outstanding - none	—	—
Common stock ($.01 par value), 75,000,000 shares authorized; 30,530,470 shares issued, 26,138,138 shares outstanding at December 31, 2011; 26,137,248 shares outstanding at March 31, 2011	305	305
Paid-in capital	135,918	135,752
Deferred compensation obligation under Rabbi Trust	268	252
Retained earnings	100,431	96,067
Treasury stock, at cost; 4,392,332 shares at December 31, 2011; 4,393,222 shares at March 31, 2011	(47,363)	(47,372)
Common stock acquired by Employee Stock Ownership Plan (“ESOP”)	(5,129)	(5,678)
Accumulated other comprehensive income	1,012	850
Stock held by Rabbi Trust	(228)	(210)

Total Stockholders’ Equity	185,214	179,966

Total Liabilities and Stockholders’ Equity	$1,117,079	$1,122,633

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Interest Income:
Loans	$5,176	$5,581	$15,785	$17,367
Mortgage-backed securities	3,514	3,845	10,685	12,022
Investments securities	1,409	1,627	4,483	4,286
Other interest-earning assets	62	122	205	291

Total Interest Income	10,161	11,175	31,158	33,966

Interest Expense:
Deposits	3,139	3,754	9,698	11,468
Advances	879	1,041	2,687	3,413

Total Interest Expense	4,018	4,795	12,385	14,881

Net Interest Income	6,143	6,380	18,773	19,085
Provision for Loan Losses	76	90	136	250

Net Interest Income after Provision for Loan Losses	6,067	6,290	18,637	18,835

Non-Interest Income:
Fees and service charges	52	55	159	160
Bank owned life insurance	220	222	650	666
Net (loss) gain on sale/disposal of premises and equipment	—	—	(9)	329
Loss on write-down of land held for sale	(109)	(397)	(109)	(397)
Other	—	—	2	13

Total Non-Interest Income (Loss)	163	(120)	693	771

Non-Interest Expenses:
Salaries and employee benefits	1,620	1,598	5,169	4,974
Occupancy expense of premises	310	332	1,019	1,193
Equipment	261	267	796	775
Directors’ compensation	176	195	544	560
Advertising	45	73	184	235
Legal	51	44	518	174
Federal deposit insurance premium	138	227	402	664
Other	441	441	1,520	1,291

Total Non-Interest Expenses	3,042	3,177	10,152	9,866

Income before Income Taxes	3,188	2,993	9,178	9,740
Income Taxes	1,106	991	3,236	3,385

Net Income	$2,082	$2,002	$5,942	$6,355

Net Income per Common Share:
Basic	$0.08	$0.08	$0.23	$0.25

Diluted	$0.08	$0.08	$0.23	$0.25

Dividends per common share	$0.06	$0.06	$0.18	$0.18

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	25,616,651	25,542,419	25,598,095	25,586,236

Diluted	25,624,801	25,542,419	25,618,849	25,586,236

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net income	$2,082	$2,002	$5,942	$6,355

Other comprehensive income (loss):
Gross unrealized holding (loss) gain on securities available for sale, net of income (benefit) taxes of $(83) and ($113), $127 and ($159), respectively	(120)	(170)	144	(239)
Benefit plans, net of income taxes of $1 and $3, $7 and $9, respectively	8	5	18	15

Other comprehensive (loss) income	(112)	(165)	162	(224)

Comprehensive income	$1,970	$1,837	$6,104	$6,131

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,942	$6,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	418	389
Net (accretion) of deferred fees and costs, premiums and discounts	(194)	(167)
Amortization of component of net periodic pension cost	25	24
Provision for loan losses	136	250
Net loss (gain) on sale and disposal of premises and equipment	9	(329)
Loss on write-down of land held for sale	109	397
Decrease (increase) in interest receivable	519	(176)
Deferred income tax (benefit)	(80)	(2)
Decrease (increase) in other assets	815	(339)
(Decrease) in accrued interest payable	(7)	(56)
(Decrease) in other liabilities	(811)	(1,239)
(Increase) in cash surrender value of bank owned life insurance	(650)	(666)
ESOP shares committed to be released	565	496
Loss on sale of real estate owned	1	—
Restricted stock expense	47	36
Stock option expense	99	116
Increase in deferred compensation obligation under Rabbi Trust	16	13

Net cash provided by operating activities	6,959	5,102

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Investment securities available for sale	20,000	15,000
Mortgage-backed securities available for sale	5,179	13,926
Investment securities held to maturity	112,625	101,275
Mortgage-backed securities held to maturity	47,900	54,438
Redemptions of Federal Home Loan Bank of New York stock	320	704
Proceeds from sale of premises and equipment	—	493
Purchases of:
Investment securities available for sale	(64,990)	(10,000)
Mortgage-backed securities available for sale	(5,014)	—
Investment securities held to maturity	(92,866)	(184,658)
Mortgage-backed securities held to maturity	(51,531)	(88,632)
Loans receivable	(17,873)	(214)
Bank owned life insurance	—	(3,000)
Premises and equipment	(332)	(475)
Federal Home Loan Bank of New York stock	—	(80)
Net decrease in loans receivable	20,361	33,227
Proceeds from sale of real estate owned	135	—

Net cash used in investing activities	(26,086)	(67,996)

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Nine Months Ended December 31,
	2011	2010
Cash flows from financing activities:
Net (decrease) increase in deposits	$(4,570)	$71,897
Principal payments on advances from Federal Home Loan Bank of New York	(5,276)	(15,647)
Net (decrease) in payments by borrowers for taxes and insurance	(138)	(323)
Minority dividends paid	(1,579)	(1,579)
Purchase of treasury stock	(11)	(2,707)
Income tax benefit from stock based compensation	7	2

Net cash (used in) provided by financing activities	(11,567)	51,643

Net (decrease) in cash and cash equivalents	(30,694)	(11,251)
Cash and cash equivalents - beginning	58,069	33,461

Cash and cash equivalents - ending	$27,375	$22,210

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$12,392	$14,937

Income taxes paid	$4,466	$4,909

Non cash activities:
Reclass property from premises and equipment to land held for sale	$—	$1,157

Transfer from loans receivable to real estate owned	$177	$186

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2011, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 9, 2011.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2011, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for Employee Stock Ownership Plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and nine months ended December 31, 2011 includes incremental shares related to outstanding options of 8,150 and 20,754, respectively. During the three and nine months ended December 31, 2011, the average number of options which were antidilutive

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER SHARE (EPS) (CONT’D)

totaled 1,344,815 and -0-, respectively. The calculation of diluted EPS for the three and nine months ended December 31, 2010 does not include incremental shares related to outstanding options due to their antidilutive impact. During the three and nine months ended December 31, 2010, the average number of options which were antidilutive totaled 1,492,815, and were therefore excluded from the diluted earnings per share calculation.

3. DIVIDEND WAIVER

During each of the nine months ended December 31, 2011 and 2010, Clifton MHC (“MHC”), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Board of Governors of the Federal Reserve System (the “FRB”) and the Office of Thrift Supervision (“OTS”), respectively, to receive cash dividends of approximately $3.0 million on the shares of Company common stock it owns. The cumulative amount of dividends waived by the MHC through December 31, 2011 was approximately $26.2 million. The dividends waived are considered as a restriction on the retained earnings of the Company. The cumulative amount of dividends paid to minority shareholders totaled $16.1 million through December 31, 2011, and the cumulative amount of dividends that would have been paid through December 31, 2011 if dividends were not waived by the MHC amounted to $42.3 million.

4. STOCK REPURCHASE PLANS

The Company’s Board of Directors has authorized several stock repurchase plans. The repurchased shares are held as treasury stock for general corporate use. There were no stock repurchases under these plans made during the nine months ended December 31, 2011 as all authorized repurchase plans are complete. During the nine months ended December 31, 2010, 298,000 shares were repurchased at a total cost of approximately $2.7 million, or $9.08 per share.

Additionally, during the nine months ended December 31, 2011 and 2010, 1,061 and -0- shares were repurchased at a total cost of $11,000 or $10.67 per share. These share purchases represent the withholding of shares subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan for payment of taxes due upon the vesting of restricted stock awards.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the director’s retirement plan and former President’s post-retirement health care plan were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In Thousands)
Service cost	$10	$15	$30	$45
Interest cost	38	37	114	111
Amortization of past service cost	10	10	30	30
Amortization of unrecognized net (gain)	(1)	(2)	(5)	(6)

Net periodic benefit cost	$57	$60	$169	$180

6. INVESTMENT SECURITIES

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt Securities:
Federal Home Loan Mortgage Corporation	$15,000	$38	$—	$15,038
Federal Home Loan Banks	5,000	14	—	5,014
Federal National Mortgage Association	29,993	70	—	30,063
Federal Farm Credit Bank	5,000	16	—	5,016

	$54,993	$138	$—	$55,131

Held to maturity:
Debt Securities:
Federal Home Loan Mortgage Corporation	$28,942	$163	$19	$29,086
Federal Home Loan Banks	45,975	497	25	46,447
Federal National Mortgage Association	103,965	251	99	104,117
Federal Farm Credit Bank	5,000	35	—	5,035

	183,882	946	143	184,685
Corporate Bonds	29,877	154	277	29,754

	$213,759	$1,100	$420	$214,439

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVESTMENT SECURITIES (CONT’D)

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Debt securities:
Federal National Mortgage Association	$5,000	$—	$4	$4,996
Federal Home Loan Mortgage Corporation	5,000	6	—	5,006

	$10,000	$6	$4	$10,002

Held to maturity:
Debt securities:
Federal Home Loan Mortgage Corporation	$39,905	$157	$804	$39,258
Federal Home Loan Banks	68,574	130	2,161	66,543
Federal National Mortgage Association	114,949	471	2,564	112,856
Federal Farm Credit Bank	10,000	50	—	10,050

	$233,428	$808	$5,529	$228,707

Contractual maturity data for investment securities is as follows:

	December 31, 2011
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Debt Securities:
After one through five years	$54,993	$55,131

	$54,993	$55,131

Held to maturity:
Debt Securities:
After one through five years	$88,877	$89,105
After five through ten years	20,000	20,405
After ten years	104,882	104,929

	213,759	214,439

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVESTMENT SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related investment securities at December 31 and March 31, 2011 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
December 31, 2011:
Held to maturity:
Debt securities:
Federal Home Loan Mortgage Corporation	$4,981	$19	$—	$—	$4,981	$19
Federal National Mortgage Association	34,891	99	—	—	34,891	99
Federal Home Loan Banks	9,975	25	—	—	9,975	25

	49,847	143	—	—	49,847	143
Corporate Bonds	19,588	277	—	—	19,588	277

	$69,435	$420	$—	$—	$69,435	$420

March 31, 2011:
Available for sale:
Debt securities:
Federal National Mortgage Association	$4,996	$4	$—	$—	$4,996	$4

Held to maturity:
Debt securities:
Federal Home Loan Mortgage Corporation	$34,102	$804	—	—	34,102	804
Federal National Mortgage Association	72,385	2,564	—	—	72,385	2,564
Federal Home Loan Banks	46,663	2,161	—	—	46,663	2,161

	$153,150	$5,529	$—	$—	$153,150	$5,529

Management does not believe that any of the unrealized losses at December 31, 2011 (six FNMA bond, one FHLMC bond, one FHLB bond and four corporate bond investment securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

There were no sales of investment securities available for sale or held to maturity during the nine month periods ended December 31, 2011 and 2010.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MORTGAGE-BACKED SECURITIES

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$7,796	$642	$—	$8,438
Federal National Mortgage Association	18,255	1,210	—	19,465

	$26,051	$1,852	$—	$27,903

Held to maturity:
Federal Home Loan Mortgage Corporation	$110,935	$6,979	$2	$117,912
Federal National Mortgage Association	150,125	8,446	4	$158,567
Governmental National Mortgage Association	42,306	3,262	—	$45,568

	$303,366	$18,687	$6	$322,047

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$10,151	$678	$—	$10,829
Federal National Mortgage Association	16,069	1,039	—	17,108

	$26,220	$1,717	$—	$27,937

Held to maturity:
Federal Home Loan Mortgage Corporation	$130,980	$4,909	$830	$135,059
Federal National Mortgage Association	120,439	3,685	147	$123,977
Governmental National Mortgage Association	48,273	1,652	—	49,925

	$299,692	$10,246	$977	$308,961

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MORTGAGE-BACKED SECURITIES (CONT’D)

Contractual maturity data for mortgage-backed securities is as follows:

	December 31, 2011
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Due after five through ten years	$8,180	$8,804
Due after ten years	17,871	19,099

	$26,051	$27,903

Held to maturity:
Due less than one year	$4	$4
Due after one through five years	87	93
Due after five through ten years	10,050	10,754
Due after ten years	293,225	311,196

	$303,366	$322,047

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties.

The age of gross unrealized losses and the fair value of related mortgage-backed securities at December 31 and March 31, 2011 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
December 31, 2011:
Held to maturity:
Federal Home Loan Mortgage Corporation	$281	$2	$—	$—	$281	$2
Federal National Mortgage Association	228	3	20	1	248	4

	$509	$5	$20	$1	$529	$6

March 31, 2011:
Held to maturity:
Federal Home Loan Mortgage Corporation	$40,565	$830	$—	$—	$40,565	$830
Federal National Mortgage Association	15,712	146	21	1	15,733	147

	$56,277	$976	$21	$1	$56,298	$977

Management does not believe that any of the unrealized losses at December 31, 2011 (two FHLMC and four FNMA mortgage-backed securities, of which one has been in an unrealized loss position for twelve months or more) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MORTGAGE-BACKED SECURITIES (CONT’D)

There were no sales of mortgage-backed securities available for sale or held to maturity during the three or nine months ended December 31, 2011 and 2010.

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	December 31,	March 31,
	2011	2011
	(In Thousands)
Real estate:
One- to four-family	$402,058	$405,331
Multi-family	14,195	12,708
Commercial	12,282	12,126
Construction	1,835	2,454

	430,370	432,619
Consumer:
Second mortgage	8,054	8,602
Passbook or certificate	811	967
Equity lines of credit	2,206	1,949

	11,071	11,518
Other loans	555	555

Total Loans	441,996	444,692

Less:
Loans in process	(983)	(931)
Net purchase premiums, discounts, and deferred loan costs	4	(135)

	(979)	(1,066)

	$441,017	$443,626

The allowance for loan losses consists of specific, general, and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, construction real estate, second mortgage loans, home equity lines of credit and passbook loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. In regard to historical loss factors, the Bank’s allowance for loan loss calculation was adjusted during the quarter ended December 31, 2011 to utilize a two-year moving average of annual net charge-off rates (charge-offs net of recoveries) by loan class to calculate its actual historical loss experience. During earlier fiscal periods a numerical factor was assigned to each loan class based on actual charge-off experience. The impact of this change in estimate was not material. The historical loss factor is adjusted by qualitative risk factors which include:

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.	National, regional, and local economic and business conditions, including the value of underlying collateral for collateral dependent loans.

3.	Nature and volume of the portfolio and terms of loans.

4.	Experience, ability, and depth of lending management and staff.

5.	The quality of the Bank’s loan review system.

6.	Volume and severity of past due, classified and nonaccrual loans.

7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

8.	Effect of external factors, such as competition and legal and regulatory requirements.

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

The evaluation of the adequacy of the allowance is based on an analysis which categorizes the entire loan portfolio by certain risk characteristics. The loan portfolio segments are further disaggregated into the following loan classes, where the risk level for each type is analyzed when determining the allowance for loan losses.

Real Estate:

1. One-to Four-Family Loans—consists of loans secured by first liens on either owner occupied or investment properties. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank has always had conservative underwriting standards and does not have sub-prime loans in its loan portfolio.

2. Multi-Family Loans—consists of loans secured by multi-family real estate which generally involve a greater degree of risk than one- to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The Bank has always had conservative underwriting standards. These loans are affected by economic conditions.

3. Commercial Loans—consists of loans secured by commercial real estate which generally involve a greater degree of risk than one- to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The Bank has always had conservative underwriting standards. These loans are affected by economic conditions to a greater degree than one-to four-family and multi-family loans.

4. Construction Loans—consists primarily of the financing of construction of one- to four family properties or construction/permanent loans for the construction of one-to four-family homes to be occupied by the borrower. Construction loans generally are considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to uncertainty of construction costs. Independent inspections are performed prior to disbursement of loan proceeds as construction progresses to mitigate these risks. These loans are also affected by economic conditions.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

Consumer and Other:

1. Second Mortgage and Equity Lines of Credit—consists of one-to four-family loans secured by first, second or third liens (when the Bank has the two other lien positions) or, in one instance, a commercial property. These loans are affected by the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The credit risk is considered slightly higher than one-to four-family first lien loans as these loans are also dependent on the value of underlying properties, but have the added risk of a subordinate collateral position.

2. Passbook or Certificate and Other Loans—consists of loans secured by passbook accounts and certificates of deposits and unsecured loans. The passbook or certificate loans have low credit risk as they are fully secured by their collateral. Unsecured loans, included in other loans, are between the Company and its parent company, Clifton MHC, so they also are considered a low credit risk.

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

In addition, the Office of the Comptroller of the Currency (the “OCC”), as an integral part of its examination process, periodically reviews our loan portfolio and the related allowance for loan losses. The OCC may require the allowance for loan losses to be increased based on its review of information available at the time of the examination.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The change in the allowance for loan losses for the three and nine month periods ended December 31, 2011 is as follows:

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Real Estate	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Construction	of Credit	Loans	Unallocated	Total
	(In Thousands)
At September 30, 2011:
Total allowance for loan losses	$1,670	$118	$84	$6	$48	$2	$12	$1,940
Charge-offs	—	—	(6)	—	—	—	—	(6)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	(4)	74	8	—	1	(1)	(2)	76

At December 31, 2011:
Total allowance for loan losses	$1,666	$192	$86	$6	$49	$1	$10	$2,010

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Real Estate	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Construction	of Credit	Loans	Unallocated	Total
	(In Thousands)
At March 31, 2011:
Total allowance for loan losses	$1,601	$103	$93	$11	$46	$3	$23	$1,880
Charge-offs	—	—	(6)	—	—	—	—	(6)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	65	89	(1)	(5)	3	(2)	(13)	136

At December 31, 2011:
Total allowance for loan losses	$1,666	$192	$86	$6	$49	$1	$10	$2,010

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses by loan class at December 31 and March 31, 2011.

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Real Estate	Equity Lines	and Other
December 31, 2011	Real Estate	Real Estate	Real Estate	Construction	of Credit	Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,666	192	86	6	49	1	10	2,010

Total	$1,666	$192	$86	$6	$49	$1	$10	$2,010

Loans:
Individually evaluated for impairment	$1,097	$—	$257	$—	$—	$—	$—	$1,354
Collectively evaluated for impairment	400,961	14,195	12,025	1,835	10,260	1,366	—	440,642

Total	$402,058	$14,195	$12,282	$1,835	$10,260	$1,366	$—	$441,996

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Real Estate	Equity Lines	and Other
March 31, 2011	Real Estate	Real Estate	Real Estate	Construction	of Credit	Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,601	103	93	11	46	3	23	1,880

Total	$1,601	$103	$93	$11	$46	$3	$23	$1,880

Loans:
Individually evaluated for impairment	$990	$—	$385	$—	$—	$—	$—	$1,375
Collectively evaluated for impairment	404,341	12,708	11,741	2,454	10,551	1,522	—	443,317

Total	$405,331	$12,708	$12,126	$2,454	$10,551	$1,522	$—	$444,692

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amounts of our portfolio including classified loan balances are as follows at December 31 and March 31, 2011:

December 31, 2011	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Pass	$386,997	$13,621	$11,683	$1,835	$10,058	$1,366	$425,560
Pass-watch	9,006	574	342	—	—	—	9,922
Special mention	3,018	—	—	—	65	—	3,083
Substandard	3,037	—	257	—	137	—	3,431
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$402,058	$14,195	$12,282	$1,835	$10,260	$1,366	$441,996

March 31, 2011	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Pass	$394,396	$12,708	$10,804	$1,792	$10,361	$1,522	$431,583
Pass-watch	7,270	—	676	662	33	—	8,641
Special mention	863	—	261	—	133	—	1,257
Substandard	2,802	—	385	—	24	—	3,211
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$405,331	$12,708	$12,126	$2,454	$10,551	$1,522	$444,692

The following table provides information with respect to our nonaccrual loans at the date indicated.

	December 31,	March 31,
	2011	2011
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One-to four-family	$3,037	$2,802
Multi-family	—	—
Commercial	—	385
Consumer and other loans:
Second mortgage	137	24

Total nonaccrual loans	$3,174	$3,211

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information about delinquencies in our loan portfolio at December 31 and March 31, 2011.

	30-59	60-89	>90			Total
	Days	Days	Days	Total		Gross
December 31, 2011	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One-to four-family	$1,408	$687	$3,001	$5,096	$396,962	$402,058
Multi-family	—	—	—	—	14,195	14,195
Commercial	—	—	—	—	12,282	12,282
Construction	—	—	—	—	1,835	1,835
Consumer and other loans:
Second mortgage and equity lines of credit	11	—	137	148	10,112	10,260
Passbook or certificate and other loans	133	—	—	133	1,233	1,366

Total	$1,552	$687	$3,138	$5,377	$436,619	$441,996

	30-59	60-89	>90			Total
	Days	Days	Days	Total		Gross
March 31, 2011	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One-to four-family	$2,250	$74	$2,802	$5,126	$400,205	$405,331
Multi-family	—	—	—	—	12,708	12,708
Commercial	261	63	385	709	11,417	12,126
Construction	—	—	—	—	2,454	2,454
Consumer and other loans:
Second mortgage and equity lines of credit	103	—	24	127	10,424	10,551
Passbook or certificate and other loans	36	—	—	36	1,486	1,522

Total	$2,650	$137	$3,211	$5,998	$438,694	$444,692

There are no loans that are past due greater than ninety days that are accruing as of December 31, 2011.

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

Impaired loans, none of which had a related allowance at or for the periods ending December 31 and March 31, 2011, were as follows:

At or For The Nine Months Ended December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,097	$1,279	$—	$1,160	$40
Multi-family	—	—	—	—	—
Commercial	257	257	—	351	24
Consumer and other loans:
Second mortgage	—	—	—	—	—

Total impaired loans	$1,354	$1,536	$—	$1,511	$64

At or For The Three Months Ended December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,097	$1,279	$—	$1,069	$11
Multi-family	—	—	—	—	—
Commercial	257	257	—	301	24
Consumer and other loans:
Second mortgage	—	—	—	—	—

Total impaired loans	$1,354	$1,536	$—	$1,370	$35

At or For The Year Ended March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$990	$1,175	$—	$1,222	$58
Multi-family	—	—	—	229	—
Commercial	385	385	—	261	—
Consumer and other loans:
Second mortgage	—	—	—	53	3

Total impaired loans	$1,375	$1,560	$—	$1,765	$61

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The Company adopted Accounting Standards Update (“ASU”) No. 2011-02 on April 1, 2011 which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. As a result of the Company’s adoption of ASU No. 2011-02, it determined that no loans were troubled debt restructurings other than those previously considered as such.

The recorded investment in loans modified in a troubled debt restructuring totaled $1.1 million at December 31, 2011, of which $35,000 was 30-59 days past due, and $232,000 was 90 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements. The recorded investment at March 31, 2011 of loans modified in a troubled debt restructuring totaled $1.0 million, of which $10,000 was 60-89 days past due and $37,000 was 90 days or more past due. The remaining loans modified were current at the time of their restructuring and were in compliance with the terms of their restructure agreement at March 31, 2011. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment. As a result of our initial impairment evaluations, we charged-off $112,000 during the year ended March 31, 2011. There were no charge-offs on troubled debt restructurings during the nine months ended December 31, 2011.

The following table is a comparison of our troubled debt restructuring by class as of the dates indicated.

		Pre-restructuring	Post-restructuring
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
December 31, 2011
One-to Four Family Real Estate	7	$1,182	$1,097

March 31, 2011
One-to Four Family Real Estate	6	$1,103	$990

The following table shows the comparison of our troubled debt restructuring defaults as of the dates indicated.

		Pre-restructuring	Post-restructuring
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
December 31, 2011
One-to Four Family Real Estate	3	$260	$267

March 31, 2011
One-to Four Family Real Estate	2	$47	$48

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 and March 31, 2011 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
December 31, 2011:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$8,438	$—	$8,438	$—
Federal National Mortgage Association	19,465	—	19,465	—
U.S. Government agencies:
Federal Home Loan Mortgage Corporation	15,038	—	15,038	—
Federal National Mortgage Association	30,063	—	30,063	—
Federal Home Loan Banks	5,014	—	5,014	—
Federal Farm Credit Bank	5,016	—	5,016	—

Total securities available for sale	$83,034	$—	$83,034	$—

March 31, 2011:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$10,829	$—	$10,829	$—
Federal National Mortgage Association	17,108	—	17,108	—
U.S. Government agencies:
Federal Home Loan Mortgage Corporation	5,006	—	5,006	—
Federal National Mortgage Association	4,996	—	4,996	—

Total securities available for sale	$37,939	$—	$37,939	$—

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE (CONT’D)

There were no assets measured at fair value on a non-recurring basis at December 31, 2011 and there were no liabilities measured at fair value on a recurring or non-recurring basis at December 31 and March 31, 2011. For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 is as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
(In Thousands)
March 31, 2011:
Real estate owned	$136	$—	$—	$136

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at December 31 and March 31, 2011.

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

Real Estate Owned

Real estate owned, acquired through foreclosure or deed-in-lieu of foreclosure, is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals by a licensed appraiser and, as such, foreclosed real estate properties are classified as Level 3. There was no real estate owned written down during the nine months ended December 31, 2011. At March 31, 2011,

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE (CONT’D)

real estate owned consisted of one multi-family property with a balance of $136,000. During the year ended March 31, 2011, the loan was transferred to real estate owned at a balance of $186,000 followed by a subsequent write down of $50,000 which was charged to non-interest expense. The property was sold in April 2011.

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

As of December 31 and March 31, 2011, the fair value of the commitments to extend credit were not considered to be material.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE (CONT’D)

The carrying amounts and fair values of financial instruments are as follows:

	December 31, 2011		March 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$27,375	$27,375	$58,069	$58,069
Securities available for sale:
Investment	55,131	55,131	10,002	10,002
Mortgage-backed	27,903	27,903	27,937	27,937
Securities held to maturity:
Investment	213,759	214,439	233,428	228,707
Mortgage-backed	303,366	322,047	299,692	308,961
Net loans receivable	439,007	462,949	441,746	455,132
Federal Home Loan Bank of New York stock	5,654	5,654	5,974	5,974
Interest receivable	4,032	4,032	4,551	4,551

Financial liabilities:
Deposits	832,815	841,254	837,385	842,960
FHLB advances	90,392	100,751	95,668	106,436
Interest payable	342	342	349	349

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which changes how other comprehensive income (“OCI”) is presented. Under the new presentation rules, the Company will have the option to present OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both scenarios, the Company will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RECENT ACCOUNTING PRONOUNCEMENTS (CONT’D)

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

In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers indefinitely the requirement for companies to present reclassification adjustments out of accumulated OCI by component in both the statement where net income is presented and the statement where OCI is presented. The issue will be further deliberated by the FASB in 2012. While the FASB is redeliberating, companies will continue to have the option of (1) presenting reclassifications adjustments out of accumulated OCI on the face of the statement where OCI is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

11. WITHDRAWAL OF APPLICATION OF PLAN OF CONVERSION AND REORGANIZATION

On November 8, 2010, the Company, the Bank and the MHC adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Bank planned to reorganize from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion: (1) the MHC would have merged with and into the Company, with the Company being the surviving entity (the “MHC Merger”); (2) the Company would have merged with and into a newly formed corporation named Clifton Savings Bancorp, Inc. (the “Holding Company”); (3) the shares of common stock of the Company held by persons other than the MHC (whose shares would have been canceled) would have been converted into shares of common stock of the Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons; and (4) the Holding Company would have offered and sold shares of its common stock to certain depositors and borrowers of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

The transactions contemplated by the Plan of Conversion were subject to approval by the shareholders of the Company, the members of Clifton MHC and the Company’s primary federal regulator.

On February 7, 2011, the Company announced the postponement of the conversion and offering following the issuance by the OTS of a “Needs to Improve” rating to the Bank as a result of its recent Community Reinvestment Act examination. On June 22, 2011, the Company announced that it had withdrawn its application for conversion that has been pending before the OTS. As a result of the postponement and withdrawal of the application for conversion, the Company expensed approximately $946,000 in conversion and offering costs, which represents all of the costs associated with the conversion and offering. For the year ended March 31, 2011 and the nine months ended December 31, 2011, $419,000 and $527,000 in conversion costs were expensed, respectively. The conversion costs incurred consisted of legal expense of $248,000 and $302,000, other non-interest expenses of $141,000 and $225,000, and occupancy expense of premises of $30,000 and $-0-, respectively, for the year ended

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. WITHDRAWAL OF APPLICATION OF PLAN OF CONVERSION AND REORGANIZATION (CONT’D)

March 31, 2011 and nine months ended December 31, 2011. The OTS merged with the OCC and ceased to exist as of July 21, 2011. The Company remains committed to the completion of its conversion and offering and intends to file a conversion application with the OCC should the OCC confirm that the Company may proceed with the conversion application.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

ITEM  2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. (See Part II—“Item 1A: Risk Factors.”) Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 under Part I—“Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 53.7% and 39.3%, respectively, of total assets at December 31, 2011, as compared to 50.9% and 39.3%, respectively, at March 31, 2011. Cash and cash equivalents were 2.5% of total assets at December 31, 2011, as compared to 5.2% at March 31, 2011. The Company’s investment and mortgage-backed securities portfolios consist mainly of U.S. government-sponsored or guaranteed enterprises.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (“FHLB”). Deposits decreased $4.6 million, or 0.6%, between March 31, 2011 and December 31, 2011, and borrowed funds decreased by $5.3 million, or 5.5%, during this period. The balance in borrowed funds was $90.4 million at December 31, 2011 as compared to $95.7 million at March 31, 2011. During the nine months ended December 31, 2011, $5.3 million of long-term borrowings were repaid in accordance with their original terms.

Net interest income decreased $237,000, or 3.7%, during the three months ended December 31, 2011, when compared with the same 2010 period. This decrease in net interest income was due to a $1.0 million decrease in total interest income partially offset by a decrease in total interest expense of $777,000. Average interest-earning assets increased $1.1 million, or 0.1%, during the three months ended December 31, 2011, while average interest-bearing liabilities decreased $12.5 million, or 1.3%, when compared with the same 2010 period. The $1.1 million increase in average interest-earning assets was mainly attributable to increases of $6.6 million in investment securities, $259,000 in mortgage-backed

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

securities and $7.0 million in other interest-earning assets partially offset by a decrease of $12.7 million in loans. The net interest rate spread decreased 8 basis points during the three months ended December 31, 2011, to 2.07% from 2.15% for the three months ended December 31, 2010. This was due to a 39 basis point decrease on the yield on interest-earning assets which was partially offset by a decrease of 31 basis points in the cost of interest-bearing liabilities. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended December 31, 2011, non-interest income increased $283,000, or 235.8%, as compared to the comparable period in 2010. The three months ended December 31, 2010 included a $397,000 write-down of land held for sale, while the comparable 2011 period included a write-down on the property of $109,000. The provision for loan losses decreased $14,000, or 15.6%, between periods, and non-interest expenses decreased $135,000, or 4.3%, between periods. The decrease in non-interest expenses was primarily the result of decreases of $28,000, or 38.4%, in advertising expense, and $89,000 or 39.2%, in federal deposit insurance premiums. The decrease in advertising expense is due to a decrease in advertising efforts as there were no new marketing campaigns during the period. The decrease in federal deposit insurance premiums is primarily due to a changed in the assessment base for financial institutions. The Federal Deposit Insurance Corporation adopted a final rule, which became effective on April 1, 2011, which changes the assessment base used to calculate an institution’s deposit insurance premium to average consolidated assets minus average tangible equity, rather than the balance of deposits.

Changes in Financial Condition

The Company’s assets at December 31, 2011 totaled $1.117 billion, which represents an increase of $5.6 million or 0.5% as compared with $1.123 billion at March 31, 2011.

Cash and cash equivalents decreased $30.7 million, or 52.9% to $27.4 million at December 31, 2011 as compared to $58.1 million at March 31, 2011. The decrease resulted primarily from a decrease in deposits and other cash being redeployed into higher yielding investment securities and the repayment of advances.

Securities available for sale at December 31, 2011 increased $45.1 million, or 118.9% to $83.0 million from $37.9 million at March 31, 2011. The increase during the nine months ended December 31, 2011 resulted primarily from purchases of $70.0 million in securities, partially offset by maturities, calls, and repayments totaling $25.2 million, and an increase of $271,000 in the unrealized gain on the portfolio.

Securities held to maturity at December 31, 2011 decreased $16.0 million, or 3.0% to $517.1 million from $533.1 million at March 31, 2011. The decrease during the nine months ended December 31, 2011 resulted primarily from maturities, calls and repayments totaling $160.5 million partially offset by purchases of securities totaling $144.4 million.

Net loans at December 31, 2011 decreased $2.7 million, or 0.6% to $439.0 million when compared with $441.7 million at March 31, 2011. The decrease during the nine months ended December 31, 2011 resulted primarily from repayment levels on loans exceeding origination volume. Declines in home sales resulting from uncertain economic conditions have caused a significant decrease in the need for loan financing. The largest dollar decrease in the loan portfolio was in one-to four family real estate loans which decreased $3.3 million, or 0.8%. The largest percentage decrease was in construction loans, which decreased $619,000, or 25.2%.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition (Cont’d)

Total liabilities decreased $10.8 million, or 1.1% to $931.9 million at December 31, 2011 from $942.7 million at March 31, 2011. Deposits at December 31, 2011 decreased $4.6 million, or 0.5% to $832.8 million when compared with $837.4 million at March 31, 2011, as the Bank was able to somewhat stabilize deposits as it continued to offer competitive rates on its deposit products. Borrowed funds decreased $5.3 million, or 5.5% to $90.4 million at December 31, 2011, as compared with $95.7 million at March 31, 2011. During the nine months ended December 31, 2011, $5.3 million of long-term borrowings were repaid in accordance with their original terms. At December 31, 2011, the remaining borrowings of $90.4 million had a weighted average interest rate of 3.80%.

Stockholders’ equity totaled $185.2 million and $180.0 million at December 31, 2011 and March 31, 2011, respectively. The increase of $5.2 million, or 2.9%, for the nine months ended December 31, 2011 resulted primarily from net income of $5.9 million, employee stock ownership plan shares committed to be released of $565,000, $153,000 for stock options and restricted stock awards earned under the Company’s 2005 Equity Incentive Plan and related tax benefits, and a net increase in unrealized gains on the available for sale securities portfolio, net of tax, of $144,000 partially offset by cash dividends of $1.6 million.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010 (Cont’d.)

	Three Months Ended December 31,
	2011				2010
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$439,929		$5,176	4.71%	$452,618		$5,581	4.93%
Mortgage-backed securities	338,670		3,514	4.15%	338,411		3,845	4.54%
Investment securities	252,910		1,409	2.23%	246,315		1,627	2.64%
Other interest-earning assets	32,370		62	0.77%	25,406		122	1.92%

Total interest-earning assets	1,063,879		10,161	3.82%	1,062,750		11,175	4.21%

Noninterest-earning assets	65,454				63,875

Total assets	$1,129,333				$1,126,625

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	54,784		48	0.35%	54,058		85	0.63%
Savings and Club accounts	120,982		133	0.44%	112,758		234	0.83%
Certificates of deposit	651,025		2,958	1.82%	651,977		3,435	2.11%

Total interest-bearing deposits	826,791		3,139	1.52%	818,793		3,754	1.83%
FHLB advances	91,087		879	3.86%	111,542		1,041	3.73%

Total interest-bearing liabilities	917,878		4,018	1.75%	930,335		4,795	2.06%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,747				6,824
Other noninterest-bearing liabilities	19,354				11,616

Total noninterest-bearing liabilities	27,101				18,440
Total liabilities	944,979				948,775
Stockholders’ equity	184,354				177,850

Total liabilities and stockholders’ equity	$1,129,333				$1,126,625

Net interest income			$6,143				$6,380

Interest rate spread				2.07%				2.15%
Net interest margin				2.31%				2.40%
Average interest-earning assets to average interest-bearing liabilities	1.16	x			1.14	x

Net income increased $80,000, or 4.0% to $2.08 million for the three months ended December 31, 2011 compared with $2.00 million for the same 2010 period. The increase in net income during the 2011 period was primarily the result of an increase of non-interest income of $283,000, or 235.8%, coupled

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010 (Cont’d.)

with a decrease in non-interest expenses of $135,000, or 4.3%, partially offset by a decrease in net interest income of $237,000, or 3.7%, and an increase of $115,000, or 11.6% in income tax expense.

Interest income on loans decreased by $405,000, or 7.3% to $5.18 million during the three months ended December 31, 2011, when compared with $5.58 million for the same 2010 period. The decrease during the 2011 period mainly resulted from a decrease in the yield earned on the loan portfolio of 22 basis points, to 4.71% from 4.93%, coupled with a decrease of $12.7 million, or 2.8% in the average balance of loans when compared to the same period in 2010. Interest income on mortgage-backed securities decreased $331,000, or 8.6% to $3.51 million during the three months ended December 31, 2011, when compared with $3.85 million for the same 2010 period. The decrease during the 2011 period resulted from a decrease of 39 basis points in the yield earned on mortgage-backed securities to 4.15% from 4.54%, partially offset by an increase of $259,000, or 0.1% in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $218,000, or 13.4% to $1.41 million during the three months ended December 31, 2011, when compared to $1.63 million for the same 2010 period, due to a 41 basis point decrease in yield to 2.23% from 2.64%, partially offset by an increase in the average balance of $6.6 million, or 2.7%. The balance of investment securities increased as repayments from loans and mortgage-backed securities and the growth in deposits were invested primarily into these type assets. Interest earned on other interest-earning assets decreased by $60,000, or 49.2% to $62,000 during the three months ended December 31, 2011, when compared to $122,000 during the same 2010 period primarily due to a decrease of 115 basis points in yield to 0.77% from 1.92%, partially offset by an increase of $7.0 million, or 27.4%, in the average balance. Other interest-earning assets increased due to the funds received from investment securities called not yet being redeployed into higher yielding assets.

Interest expense on deposits decreased $615,000, or 16.4% to $3.14 million during the three months ended December 31, 2011, when compared to $3.75 million during the same 2010 period. The decrease was primarily attributable to a decrease of 31 basis points in the cost of interest-bearing deposits to 1.52% from 1.83%, partially offset by an increase of $8.0 million, or 1.0% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased approximately $162,000, or 15.7% to $879,000 during the three months ended December 31, 2011 when compared with $1.04 million during the same 2010 period. The decrease was primarily attributable to a decrease of $20.5 million, or 18.3% in the average balance of borrowings, partially offset by an increase of 13 basis points in the cost of borrowings to 3.86% from 3.73%. Net interest income decreased $237,000, or 3.7% during the three months ended December 31, 2011, to $6.14 million when compared to $6.38 million for the same 2010 period. The average balance of investment securities increased primarily due to redeployment of funds resulting from repayment of loans and the growth in deposits into these types of assets. Other interest-earning assets increased as the balance of interest-earning deposits increased as some funds received from investment securities called during the quarter had not yet been redeployed into higher yielding assets. Loans decreased as repayment levels were well in excess of origination volume as demand for loan products remains low. The balance in mortgage-backed securities had an insignificant change. The $12.5 million decrease in average interest-bearing liabilities was primarily due to a decrease of $20.5 million in borrowings partially offset by an increase of $8.0 million in interest-bearing deposits. The net interest rate spread decreased 8 basis points due to a

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010 (Cont’d.)

decrease of 39 basis points in the average yield earned on interest-earning assets partially offset by a 31 basis point decrease in the average cost of interest-bearing liabilities.

The provision for loan losses decreased $14,000, or 15.6% to $76,000 for the three months ended December 31, 2011 as compared to $90,000 during the same period in 2010. The allowance for loan losses is based on management’s evaluation of the risk inherent in the Bank’s loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. In addition, the OCC, as an integral part of its examination process, periodically review our loan portfolio and the related allowance for loan losses. The regulators may require the allowance for loan losses to be increased based on its review of information available at the time of the examination. At December 31, 2011 and 2010, the Bank’s non-performing loans, the majority of which were delinquent ninety days or more, and all of which were in a nonaccrual status, totaled $3.2 million and $2.9 million, respectively, representing 0.72% and 0.66%, respectively, of total gross loans, and 0.30% and 0.28%, respectively, of total assets. At March 31, 2011, nonaccrual loans totaled $3.2 million, or 0.72% and 0.30% of total gross loans and total assets, respectively. During the three months ended December 31, 2011, there was a $6,000 charge-off which represented a loss from the write-down to fair value of one commercial real estate loan which was repossessed in December 2011. During the three month period ended December 31, 2010, there was a $160,000 charge-off which represented a loss from the write-down to fair value of one multi-family real estate loan which was repossessed in December 2010 and then was sold in April 2011. At December 31, 2011, non-performing loans consisted of twenty-one loans secured by one-to four family residential real estate and one second mortgage loan secured by commercial real estate, while at December 31, 2010, non-performing loans consisted of thirteen loans secured by one-to-four family residential real estate, and two loans secured by commercial real estate. All non-performing loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $1.4 million, $1.4 million and $1.7 million at December 31, 2011, March 31, 2011 and December 31, 2010, respectively. There was a $260,000 specific reserve required on one impaired loan as of December 31, 2010. There were no specific reserves required on impaired loans for all other period-ends presented. The allowance for loan losses amounted to $2.01 million, $1.88 million, and $2.14 million, respectively, at December 31, 2011, March 31, 2011, and December 31, 2010, representing 0.45%, 0.42%, and 0.48% of total gross loans at December 31, 2011, March 31, 2011 and December 31, 2010, respectively.

Non-interest income increased $283,000, or 235.8%, to $163,000 for the three months ended December 31, 2011 from a loss of $120,000 for the three months ended December 31, 2010 as the Bank recorded a loss on the write-down of land held for sale of $109,000 during the 2011 period as compared to $397,000 during the 2010 period.

Non-interest expenses decreased $135,000, or 4.3%, to $3.04 million for the three months ended December 31, 2011 as compared to $3.18 million for the three months ended December 31, 2010. The decrease was primarily the result of decreases of $28,000, or 38.4% in advertising expense and $89,000, or 39.2%, in federal deposit insurance premiums. The decrease in advertising expense was due to a decrease in advertising efforts as there were no new marketing campaigns during the period. The decrease in federal deposit insurance premiums is primarily due to a change in the assessment base for financial institutions. The Federal Deposit Insurance Corporation adopted a final rule, which became effective on April 1, 2011, which changed the assessment base used to calculate an institution’s deposit insurance premium to average consolidated assets minus average tangible equity, rather than the balance of deposits.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010 (Cont’d.)

Income taxes totaled $1.11 million and $991,000 during the three months ended December 31, 2011 and 2010, respectively. The increase of $115,000, or 11.6% during the 2011 period resulted from higher pre- tax income and an increase in the effective income tax rate which was 34.7% in the 2011 period compared with 33.1% for 2010.

Comparison of Operating Results for the Nine Months Ended December 31, 2011 and 2010

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2011 and 2010 (Cont’d.)

	Nine Months Ended December 31,
	2011				2010
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$440,159		$15,785	4.78%	$463,597		$17,367	4.99%
Mortgage-backed securities	333,814		10,685	4.27%	341,036		12,022	4.70%
Investment securities	253,137		4,483	2.36%	215,369		4,286	2.65%
Other interest-earning assets	30,914		205	0.88%	23,954		291	1.62%

Total interest-earning assets	1,058,024		31,158	3.93%	1,043,956		33,966	4.34%

Noninterest-earning assets	72,530				65,704

Total assets	$1,130,554				$1,109,660

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	55,105		152	0.37%	54,014		294	0.73%
Savings and Club accounts	120,774		406	0.45%	108,818		682	0.84%
Certificates of deposit	653,620		9,140	1.86%	634,607		10,492	2.20%

Total interest-bearing deposits	829,499		9,698	1.56%	797,439		11,468	1.92%
FHLB advances	92,877		2,687	3.86%	117,927		3,413	3.86%

Total interest-bearing liabilities	922,376		12,385	1.79%	915,366		14,881	2.17%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,714				6,495
Other noninterest-bearing liabilities	17,982				11,008

Total noninterest-bearing liabilities	25,696				17,503

Total liabilities	948,072				932,869
Stockholders’ equity	182,482				176,791

Total liabilities and stockholders’ equity	$1,130,554				$1,109,660

Net interest income			$18,773				$19,085

Interest rate spread				2.14%				2.17%
Net interest margin				2.37%				2.44%
Average interest-earning assets to average interest-bearing liabilities	1.15	x			1.14	x

Net income decreased $413,000, or 6.5% to $5.94 million for the nine months ended December 31, 2011 compared with $6.36 million for the same 2010 period. The decrease in net income during the 2011 period resulted primarily from decreases in net interest income of $312,000, or 1.6%, a decrease in the net gain on the sale and disposal of premises and equipment of $338,000, or 102.7%, and an increase in noninterest expenses of $286,000, or 2.9%, partially offset by decreases of $114,000, or 45.6%, in

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2011 and 2010 (Cont’d.)

provision for loan losses, $288,000, or 72.5%, in the loss on the write-down of land held for sale, and $149,000, or 4.4%, in income taxes.

Interest income on loans decreased by $1.6 million, or 9.1% to $15.8 million during the nine months ended December 31, 2011, when compared with $17.4 million for the same 2010 period. The decrease during the 2011 period mainly resulted from a decrease in the yield earned on the loan portfolio of 21 basis points, to 4.78% from 4.99%, coupled with a decrease of $23.4 million, or 5.1% in the average balance of loans when compared to the same period in 2010. Interest income on mortgage-backed securities decreased $1.3 million, or 11.1% to $10.7 million during the nine months ended December 31, 2011, when compared with $12.0 million for the same 2010 period. The decrease during the 2011 period resulted from a decrease of $7.2 million, or 2.1% in the average balance of mortgage-backed securities outstanding, coupled with a decrease of 43 basis points in the yield earned on mortgage-backed securities to 4.27% from 4.70%. Interest earned on investment securities increased by $197,000, or 4.6% to $4.48 million during the nine months ended December 31, 2011, when compared to $4.29 million during the same 2010 period, due to an increase in the average balance of $37.8 million, or 17.5%, partially offset by a 29 basis point decrease in yield to 2.36% from 2.65%. The balance of investment securities increased as funds generated from the growth in deposits were invested primarily into these type assets. Interest earned on other interest-earning assets decreased by $86,000, or 29.6% to $205,000 during the nine months ended December 31, 2011, when compared to $291,000 during the same 2010 period primarily due to a decrease of 74 basis points in yield to 0.88% from 1.62%, partially offset by an increase of $7.0 million, or 29.1%, in the average balance. Other interest-earning assets increased due to the funds received from investment securities called during the quarter not yet being redeployed into higher yielding assets.

Interest expense on deposits decreased $1.8 million, or 15.4% to $9.7 million during the nine months ended December 31, 2011, when compared to $11.5 million during the same 2010 period. The decrease was primarily attributable to a decrease of 36 basis points in the cost of interest-bearing deposits to 1.56% from 1.92%, partially offset by an increase of $32.1 million, or 4.0% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased approximately $726,000, or 21.3% to $2.69 million during the nine months ended December 31, 2011 when compared with $3.41 million during the same 2010 period. The decrease was primarily attributable to a decrease of $25.1 million, or 21.2% in the average balance of borrowings, while the cost of borrowings remained at 3.86%. Net interest income decreased $312,000, or 1.6% during the nine months ended December 31, 2011, to $18.77 million when compared to $19.09 million for the same 2010 period. The average balance of investment securities increased primarily due to redeployment of funds resulting from growth in deposits into these types of assets. Other interest-earning assets increased as the balance of interest-earning deposits increased as some funds received from investment securities called during the quarter had not yet been redeployed into higher yielding assets. Loans decreased as repayment levels were well in excess of origination volume as demand for loan products remains low. Mortgage-backed securities decreased as normal monthly repayments were well in excess of purchases of these types of securities. The $7.0 million increase in average interest-bearing liabilities was primarily due to an increase of $32.1 million in interest-bearing deposits partially offset by a decrease of $25.1 million in borrowings. The net interest rate spread decreased 3 basis points due to a decrease of 41 basis points in the average yield earned on interest-earning assets partially offset by a 38 basis point decrease in the average cost of interest-bearing liabilities.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2011 and 2010 (Cont’d.)

The provision for loan losses decreased $114,000, or 45.6% to $136,000 during the nine months ended December 31, 2011 as compared to $250,000 recorded during the same period in 2010. The allowance for loan losses is based on management’s evaluation of the risk inherent in the Bank’s loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. See “Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010” for a discussion of non-performing and impaired loans as of December 31, 2011, March 31, 2011 and December 31, 2010. During the nine month period ended December 31, 2011, there was a $6,000 charge-off which represented a loss from the write-down to fair value of one commercial real estate loan which was repossessed in December 2011. During the nine month period ended December 31, 2010, there was a $160,000 charge-off which represented a loss from the write-down to fair value of one multi-family real estate loan which was repossessed in December 2010 and then was sold in April 2011.

Non-interest income decreased $78,000, or 10.1%, from $771,000 for the nine months ended December 31, 2010 to $693,000 for the nine months ended December 31, 2011, primarily because the 2010 period included a gain of $339,000 on the sale of the Bank’s Botany branch facility and a $397,000 write-down of land held for sale while the 2011 period included a write-down on the land for $109,000.

Non-interest expenses increased $286,000, or 2.9%, to $10.15 million for the nine months ended December 31, 2011 as compared to $9.87 million for the nine months ended December 31, 2010. The increase was primarily the result of increases of $344,000 or 197.7%, in legal expenses and $229,000, or 17.7%, in other expense, partially offset by decreases of $51,000, or 21.7%, in advertising expense and $262,000, or 39.5%, in federal deposit insurance premiums. The increase in legal expenses was primarily due to the expensing of legal fees totaling $302,000 as a result of the withdrawal of the Bank’s second-step conversion application and the postponement of the Company’s related stock offering which was announced in June 2011. The increase in other expenses was due to accounting, consulting, and regulatory application fee costs and other related costs of $225,000 expensed as a result of the withdrawal of the second-step conversion application. The decrease in advertising expenses was due to a decrease in advertising efforts, as there were no new marketing campaigns during the period, while the decrease in federal deposit insurance premiums was primarily due to the change in the assessment base for institutions as discussed above.

Income taxes totaled $3.24 million and $3.39 million during the nine months ended December 31, 2011 and 2010, respectively. The decrease of $149,000, or 4.4%, during the 2011 period resulted from lower pre-tax income, partially offset by a higher overall effective income tax rate which was 35.3% in the 2011 period compared with 34.8% for 2010.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $110.4 million, or 9.9% of total assets at December 31, 2011 as compared to $96.0 million, or 8.6% of total assets at March 31, 2011.

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company on a stand-alone basis is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the FRB but with prior notice to the FRB, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, at December 31, 2011, the Company had liquid assets of $10.4 million.

Cash was generated by operating activities during the nine months ended December 31, 2011. The primary sources of cash were net income, and a net decrease in loans receivable. Excluding dividends waived by the MHC, the Company declared and paid a cash dividend during the three months ended December 31, 2011 totaling $526,000. Dividends declared and paid totaled $1.58 million during the nine months ended December 31, 2011.

The Company’s primary investing activities are the origination of loans and the purchases of securities. Net loans amounted to $439.0 million and $441.7 million at December 31, 2011 and March 31, 2011, respectively. Securities, including available for sale and held to maturity issues, totaled $600.2 million and $571.1 million at December 31, 2011 and March 31, 2011, respectively. In addition to funding new loan production through operating activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow overnight funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on the Bank’s ability to collateralize such borrowings. At December 31, 2011, advances from FHLB amounted to $90.4 million at a weighted average rate of 3.80%. Additionally, at December 31, 2011, the Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established unsecured overnight lines of credit at a daily adjustable rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2011, the Bank had outstanding commitments to originate loans totaling approximately $5.5 million, which included $5.1 million for fixed-rate one-to-four family mortgage loans with interest rates ranging from 3.125% to 4.625%, and a $370,000 adjustable rate one-to-four family mortgage loan

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

with an initial interest rate of 3.25%.

At December 31, 2011 the Bank also had commitments outstanding to purchase $1.6 million in fixed rate one-to-four family mortgage loans with interest rates ranging from 4.125% to 4.25%.

At December 31, 2011, the Bank had outstanding commitments to purchase: (1) a $1.0 million participation in a $5.2 million construction loan with an adjustable interest rate at the Prime Rate with a floor of 6.25%; (2) a $1.0 million participation in a $5.2 million multi-family mortgage loan at a fixed interest rate of 6.50% through year fifteen, with the loan then adjusting every five years using the U.S. Treasury Securities rate adjusted to a constant maturity of 5-years, plus a margin of 2.50%, with a floor of 6.25%; (3) a $750,000 participation in a $12.0 million construction loan with an adjustable interest rate at the Prime Rate with a floor of 6.25%; and (4) a $500,000 participation in a $4.9 million multi-family mortgage loan at a fixed interest rate of 6.50% through year fifteen, with the loan then adjusting every five years using the U.S. Treasury Securities rate adjusted to a constant maturity of 5-years, plus a margin of 2.50%, with a floor of 6.25%.

At December 31, 2011, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $4.3 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Certificates of deposit due within one year at December 31, 2011, totaled $372.6 million, or 57.6% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances due within one year at December 31, 2011 totaled $20.4 million.

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Bank’s capital position at December 31 and March 31, 2011, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2011:
Total risk-based capital (to risk-weighted assets)	$158,790	39.03%	$32,549	8.00%	$40,686	10.00%
Tier 1 capital (to risk-weighted assets)	156,780	38.53	16,275	4.00	24,412	6.00
Core (tier 1) capital (to adjusted total assets)	156,780	14.20	44,160	4.00	55,200	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	156,780	14.20	16,560	1.50	—	—
As of March 31, 2011:
Total risk-based capital (to risk-weighted assets)	$159,604	41.86%	$30,503	8.00%	$38,129	10.00%
Tier 1 capital (to risk-weighted assets)	157,724	41.37	15,252	4.00	22,878	6.00
Core (tier 1) capital (to adjusted total assets)	157,724	14.12	44,692	4.00	55,865	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	157,724	14.12	16,759	1.50	—	—

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

The Bank’s Enterprise Risk Management Committee communicates, coordinates and controls all aspects involving asset/liability management. The committee establishes and monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

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

The following table presents the results of the Bank’s internal NPV analysis as of September 30, 2011, the most recent date the Bank’s NPV was calculated. Given the current economic environment, the Bank expects that its NPV values as of December 31, 2011 do not materially differ from the results presented below. This data is for the Bank and its subsidiary only and does not include any assets of the Company.

				Net Portfolio Value as % of
Basis Point (bp)	Net Portfolio Value			Present Value of Assets
Change in Rates (1)	$ Amount	$ Change	% Change	NPV Ratio	Change
		(Dollars in Thousands)
300 bp	$114,179	$(73,601)	(39)%	11.03%	(527	)bp
200	143,014	(44,767)	(24)	13.27	(303)
100	168,762	(19,018)	(10)	15.10	(120)
0	187,781	—	—	16.30	—
(100)	192,723	4,942	3	16.47	17

(1)	The -200 bp and -300 bp scenarios are not shown due to the low prevailing interest rate environment.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011 as filed with the Securities and Exchange Commission on June 9, 2011, which could materially affect our business, financial condition or future results. As of December 31, 2011, the risk factors of the Company have not changed materially from those disclosed in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended December 31, 2011.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchase of Our Equity Securities. There were no repurchases of our equity securities during the quarter ended December 31, 2011.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Charter of Clifton Savings Bancorp, Inc. (1)

3.2	By-Laws of Clifton Savings Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.
(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004 (File No. 000-50358).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON SAVINGS BANCORP, INC.

Date: February 8, 2012	By:	/s/ John A. Celentano, Jr.
John A. Celentano, Jr.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2012	By:	/s/ Christine R. Piano
Christine R. Piano
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)