Form 10-K
period 2012-03-31
CLIFTON SAVINGS BANCORP INC
filed 2012-06-08
CIK 1240581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $78,220,428, based upon the closing price of $9.16 as quoted on the Nasdaq Global Select Market.

The number of shares outstanding of the registrant’s common stock as of May 31, 2012 was 26,140,017. Of such shares outstanding, 16,791,758 shares were held by Clifton MHC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2012 Annual Report to Stockholders and of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

On November 8, 2010, the Boards of Directors of Clifton Savings Bancorp, Clifton MHC and Clifton Savings Bank unanimously adopted a plan of conversion pursuant to which Clifton Savings Bank will convert from the partially public mutual holding company structure to the fully public stock holding company form of organization and the shares of Clifton Savings Bancorp currently owned by Clifton MHC will be sold in a registered public offering. In accordance with the plan of conversion, upon consummation of the conversion: (i) all of Clifton Savings Bank’s common stock will be owned by new Clifton Savings Bancorp, a newly formed Nevada corporation; (ii) all of new Clifton Savings Bancorp’s common stock will be owned by the public; and (iii) the present Clifton Savings Bancorp and Clifton MHC will cease to exist. On February 7, 2011, Clifton Savings Bancorp announced the postponement of its second step conversion and offering following the issuance by the Office of Thrift Supervision. Clifton Savings Bank’s former primary federal regulator, of a “needs to improve” Community Reinvestment Act rating to Clifton Savings Bank as a result of its recent Community Reinvestment Act examination. On June 22, 2011, Clifton Savings Bancorp announced that it had withdrawn its application for conversion that had been pending before the Office of Thrift Supervision. Clifton Savings Bancorp remains committed to convert to the fully public stock holding company form of organization and filing the required regulatory applications when its Community Reinvestment Act rating has improved.

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

Subsidiary Activities

Clifton Savings Bancorp’s sole subsidiary is Clifton Savings. Clifton Savings has one wholly owned subsidiary, Botany Inc., a New Jersey chartered investment company that holds investment and mortgage-backed securities. Botany Inc. is treated under New Jersey tax law as a New Jersey investment company. At March 31, 2012, Botany Inc. had total assets of $198.7 million.

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

Market Area

We are headquartered in Clifton, New Jersey, which is located in northeast New Jersey and situated approximately 20 miles west of New York City. In addition to our main office located in Passaic County, we currently operate eleven branch offices in Bergen and Passaic Counties in New Jersey, which, along with Essex, Morris, Hudson and Union Counties in New Jersey, comprise our primary market area. Two of our eleven branch offices located in Lyndhurst and Woodland Park, New Jersey were opened in 2010. The economy in our primary market area has benefited from being varied and diverse. It is both urban and suburban with a broad economic base. As a result of its proximity to New York City, our primary market area is also home to a significant number of commuters working in the greater New York City metropolitan area. As one of the wealthiest states in the nation, New Jersey, with a population of approximately 8.7 million, is considered one of the most attractive banking markets in the United States. As of April 2012, the unemployment rate for New Jersey was 9.1%, which was higher than the national rate of 8.1% at that time.

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

Loans. We continue to face stiff competition from other financial service providers, particularly large national lenders. Other competitors include credit unions and mortgage brokers which keep overhead costs and mortgage rates down, by selling loans and not holding or servicing them. For many years, we have also faced increased competition for residential mortgage loans due to the unprecedented involvement of the government-sponsored enterprises in the mortgage market as a result of the recent economic crisis, which has caused the interest rate for mortgage loans that conform to the government-sponsored enterprises’ guidelines to acquire loans to remain artificially low. These competitors may not have the stringent underwriting standards that we have. We will not sacrifice quality for loan volume. In recent periods this has contributed to the decrease in loans that we have been able to originate.

Lending Activities

General. Our loan portfolio consists primarily of owner-occupied, one- to four-family mortgage loans secured by properties located in New Jersey. To a much lesser extent, our loan portfolio also includes multi-family and commercial real estate loans, consumer loans and residential construction loans. Clifton Savings Bank originates loans for its own portfolio. At March 31, 2012, Clifton Savings Bank had no loans that were held for sale.

One- to Four-Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes. We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that we originate at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates and other terms are determined by us on the basis of our own pricing criteria and competitive market conditions. At March 31, 2012, the average balance of our one-to four-family loans was $211,000 and we did not have any one- to four-family loans with outstanding balances in excess of $1.0 million.

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

In an effort to provide financing for low and moderate income first-time buyers, we offer a first-time home buyers’ program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property at origination. We also offer a program targeted at low-and moderate-income mortgagors, and for properties located within a low-or moderate-income geography. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property at origination.

Generally, our one- to four-family loans are secured by owner-occupied properties. We do lend to borrowers for second homes, but charge 25 basis points more than the rate on primary residences. The maximum loan to value ratio on a mortgage for a borrower’s second home is 80%. We also offer loans on investor-owned properties. For one-to four-family loans secured by investor-owned properties, we increase the rate by 50 basis points above the rate we charge for loans secured by owner-occupied, one-to four-family properties and limit the loan to value ratio to 70%. Less than 5% of our one-to four-family loan portfolio consists of non-owner occupied properties.

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

Multi-Family and Commercial Real Estate Loans. We offer fixed and adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by mixed-use properties with residential units as well as retail space located within our primary market area of Passaic, Bergen, Essex, Morris, Hudson and Union Counties, New Jersey. At March 31, 2012, we had $14.1 million in multi-family loans and $14.8 million in commercial real estate loans.

We originate fixed-rate multi-family and commercial real estate loans for terms up to 15 years, and adjustable-rate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on our adjustable-rate mortgage loans adjust every five years after a five-year initial fixed period, or every year after a ten-year initial fixed period. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 3.00% above the five-year, or one-year, constant maturity Treasury index. There is a 2.50% adjustment period rate cap. There are no lifetime interest rate caps. Loan amounts do not exceed 75% of the appraised value. We require an assignment of rents and personal guarantees primarily on all multi-family and commercial real estate loans.

At March 31, 2012, we had four loans in this category that exceeded $1.0 million. Our largest multi-family loan was a $1.5 million loan secured by a mixed-use eighteen unit dwelling, and our largest commercial loan was a $2.3 million loan secured by a retail shopping center. At March 31, 2012, these loans were performing in accordance with their terms.

Residential Construction Loans. To a much lesser extent, we originate loans to finance the construction of residential dwellings. We only offer construction/permanent loans for the construction of one-to four-family homes to be occupied by the borrower. Construction loans generally have a maximum loan-to-value ratio of 70%. Loan proceeds are disbursed in increments as construction progresses and as independent inspections warrant. We use independent fee appraisers for construction disbursement purposes. At March 31, 2012, all of our outstanding construction loans were performing in accordance with their terms.

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

Loan Originations and Purchases. Loan originations come from a number of sources. The customary sources include internet mortgage loan marketers, local mortgage brokers, direct solicitation by the Bank’s loan solicitor, advertising, referrals from customers, personal contacts by our staff and, in some instances, other lenders. We retain for our portfolio all of the loans that we originate. We occasionally purchase real estate loans on properties located primarily within the state of New Jersey to supplement our own originations. Each purchased loan is subject to an underwriting review using the same guidelines established for our own origination process performed by our staff and we review every loan file we purchase.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At March 31, 2012, our regulatory limit on loans to one borrower was $24.2 million. At that date, our largest lending relationship was $2.7 million and consisted of six loans with an average balance of approximately $450,000 secured by various real properties, which were performing according to their original repayment terms at March 31, 2012.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Commitments, excluding lines of credit and loan purchases, as of March 31, 2012 totaled $8.1 million.

Non-Performing and Problem Assets. When a loan is over 15 days delinquent, we generally send the borrower a late charge notice. When the loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If payment is not then received by the 45th day of delinquency, additional late charges and delinquency notices are issued. Sometime after the 90th day of delinquency, we will send the borrower a final demand for payment and refer the loan to legal counsel to commence foreclosure proceedings.

We consider repossessed assets and loans that have been 90 days or more past due to be nonperforming assets. Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the fair market value less costs to sell at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we maintain the authority under applicable law and our investment policies to include investments in derivative securities, we had no such investments at March 31, 2012.

At March 31, 2012, our investment portfolio consisted of federal agency debt securities with maturities of 15 years or less, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, and corporate securities with maturities of 10 years or less. During the year ended March 31, 2012, we primarily purchased longer-term agency step-up securities and corporate securities in an effort to increase yield. Changes in general interest rates and market conditions may result in calls of these types of securities, which may cause actual maturities to differ from contractual maturities.

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

Borrowings. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 50% of an institution’s assets, and limits short-term borrowings of less than one year to 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

Personnel

As of March 31, 2012, we had 91 full-time employees and 11 part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Regulation and Supervision

General

Clifton Savings Bank, as an insured federal savings bank, is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Clifton Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Clifton Savings Bank must file reports with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Clifton Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Clifton Savings Bancorp, Clifton MHC and Clifton Savings Bank and their operations.

Clifton Savings Bancorp and Clifton MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Clifton Savings Bancorp also is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of financial institutions, including Clifton Savings Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Clifton Savings Bank was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. At the same time, the responsibility for supervising savings and loan holding companies like Clifton MHC and Clifton Savings Bancorp was transferred to the Federal Reserve Board. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Clifton Savings Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for Clifton Savings Bank, Clifton Savings Bancorp and Clifton MHC.

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

Regulation of Federal Savings Associations

Business Activities. Federal law and regulations govern the activities of federal savings banks, such as Clifton Savings Bank. These laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

The Dodd-Frank Act authorizes depository institutions to pay interest on demand deposits effective July 31, 2011. Depending upon competitive responses, that change could have an adverse impact on Clifton Savings Bank’s interest expense.

Capital Requirements. The applicable capital regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, banks must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings banks to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary (Tier 2) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At March 31, 2012, Clifton Savings Bank exceeded each of these capital requirements.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings bank that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings bank that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings bank that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of the Comptroller of the Currency within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At March 31, 2012, Clifton Savings Bank met the criteria for being considered “well-capitalized.”

Community Reinvestment Act and Fair Lending Laws. All insured financial institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of the Comptroller of the Currency is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or restrictions on its activities. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. Clifton Savings Bank received a “needs to improve” Community Reinvestment Act rating in its most recently completed examination, which was conducted by the Office of Thrift Supervision.

Loans to One Borrower. Federal law provides that savings banks are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of the Comptroller of the Currency determines that a savings bank fails to meet any standard prescribed by the guidelines, the Office of the Comptroller of the Currency may require the savings bank to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings bank, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide 30 days prior written notice to the Federal Reserve Board of the capital distribution if, like Clifton Savings Bank, it is a subsidiary of a holding company, as well as a written notice filing with the Office of the Comptroller of the Currency. If Clifton Savings Bank’s capital were ever to fall below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings banks to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily multi-family residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12 month period.

A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of March 31, 2012, Clifton Savings Bank maintained 92.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits the ability of Clifton Savings Bank to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (i.e., generally, any company that controls or is under common control with an institution), including Clifton Savings Bancorp and Clifton MHC and their other subsidiaries. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act generally prohibits loans by Clifton Savings Bancorp to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Clifton Savings Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Clifton Savings Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Clifton Savings Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. Loans to executive officers are subject to additional limitations based on the type of loan involved.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Clifton Savings Bank’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks were previously required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio. The Office of the Comptroller of the Currency, which succeeded the Office of Thrift Supervision, is similarly funded through assessments on regulated institutions. The Office of the Comptroller of the Currency assessments paid by Clifton Savings Bank for the year ended March 31, 2012 totaled $252,000. No assessments were paid to the Office of Thrift Supervision for the year ended March 31, 2012.

Insurance of Deposit Accounts. Clifton Savings Bank’s deposits are insured up to applicable limits, which have been increased to $250,000 per depositor, by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of June 30, 2010, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to difficult economic conditions, deposit insurance per account owner was recently raised to $250,000. That change was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts (defined to include IOLTA and certain NOW accounts) would receive unlimited insurance coverage until December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Clifton Savings Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and Clifton Savings Bank and its holding companies opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extends the unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012.

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

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of the Comptroller of the Currency. The management of Clifton Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Clifton Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Clifton Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Clifton Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2012 of $5.1 million. Federal Home Loan Bank advances must be secured by specified types of collateral.

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

Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million. The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually and, for 2011, required a 3% ratio for up to $58.8 million and an exception of $10.7 million. Clifton Savings Bank complies with the foregoing requirements.

Holding Company Regulation

General. Clifton Savings Bancorp and Clifton MHC are savings and loan holding companies within the meaning of federal law. As such, they are subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Federal Reserve Board has enforcement authority over Clifton Savings Bancorp and Clifton MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Clifton Savings Bank.

As part of the Dodd-Frank Act regulatory restructuring, the responsibilities of the Office of Thrift Supervision as to savings and loan holding companies were transferred to the Federal Reserve Board on July 21, 2011. The Federal Reserve Board is the agency that regulates bank holding companies.

Restrictions Applicable to Mutual Holding Companies. According to federal law and Federal Reserve Board regulations, a mutual holding company, such as Clifton MHC, may generally engage in the following activities: (1) investing in the stock of a bank; (2) acquiring a mutual savings bank through the merger of such savings bank into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by Federal Reserve Board for multiple savings and loan holding companies. In addition, mutual holding companies may engage in activities permitted for financial holding companies. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its holding company, without prior written approval of the Federal Reserve Board. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law, or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings association in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Stock Holding Company Subsidiary Regulation. The Federal Reserve Board has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. Clifton Savings Bancorp is the stock holding company subsidiary of Clifton MHC. Clifton Savings Bancorp is permitted to engage in activities that are permitted for Clifton MHC subject to the same restrictions and conditions.

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

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital and other support to their subsidiary institutions in times of financial distress.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is not consistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Moreover, a company should inform the Federal Reserve Board reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by Clifton MHC. Office of Thrift Supervision regulations required Clifton MHC to notify the Office of Thrift Supervision if it proposed to waive receipt of dividends from Clifton Savings Bancorp. The Office of Thrift Supervision reviewed dividend waiver notices on a case-by-case basis, and, in general, did not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

The Federal Reserve Board, which has assumed the Office of Thrift Supervision’s supervisory duties for savings and loan holding companies, has adopted an interim final rule which requires the MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. In addition, the interim final rule also requires that the MHC obtain the approval of a majority of the eligible votes of members of the MHC (generally Bank depositors) before it can waive dividends. For a grandfathered company such as the MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the timing of changes to the interim final rule, if any, the form of the final dividend waiver regulations or the effect of such regulations on the MHC’s ability to waive dividends.

Clifton MHC has waived receipt of all dividends declared by Clifton Savings Bancorp in prior years and, with the exception of the quarter ended March 30, 2012, for all quarters in fiscal 2012. As a result of the above-mentioned restrictions recently implemented by the Board of Governors of the Federal Reserve System, Clifton MHC was unable to waive its receipt of dividends declared by Clifton Savings Bancorp for the quarter ended March 31, 2012.

Conversion of Clifton MHC to Stock Form. Federal Reserve Board regulations permit Clifton MHC to convert from the mutual form of organization to the capital stock form of organization. In a conversion transaction, a new holding company would be formed as the successor to Clifton Savings Bancorp, Clifton MHC’s corporate existence would end, and certain depositors of Clifton Savings Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Clifton MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio designed to ensure that stockholders other than Clifton MHC own the same percentage of common stock in the new holding company as they owned in Clifton Savings Bancorp immediately before conversion. The total number of shares held by stockholders other than Clifton MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

On November 8, 2010, the Boards of Directors of Clifton Savings Bancorp, Clifton MHC and Clifton Savings Bank unanimously adopted a plan of conversion pursuant to which Clifton Savings Bank will convert from the partially public mutual holding company structure to the fully public stock holding company form of organization and the shares of Clifton Savings Bancorp currently owned by Clifton MHC will be sold in a registered public offering. However, on February 7, 2011, Clifton Savings Bancorp, Inc. announced the postponement of its second step conversion and offering following the issuance by the Office of Thrift Supervision of a “needs to improve” Community Reinvestment Act rating to Clifton Savings Bank as a result of its recent Community Reinvestment Act examination. On June 22, 2011, Clifton Savings Bancorp announced that it had withdrawn its application for conversion that had been pending before the Office of Thrift Supervision. Clifton Savings Bancorp intends to address the regulatory concerns regarding its CRA performance, and remains committed to the completion of its conversion and offering, but has not yet determined when it will be completed.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Future Legislation. Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. With the recent enactments of the Dodd-Frank Act, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

Federal Securities Laws

Clifton Savings Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Clifton Savings Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Federal and State Taxation

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2007. For its 2012 fiscal year, Clifton Savings’ maximum federal income tax rate was 35%.

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

Executive Officers of the Registrant

The executive officers of Clifton Savings Bancorp, Clifton MHC, Clifton Savings, and Botany Inc. are elected annually by their respective Boards of Directors and serve at the Board’s discretion. The executive officers of Clifton Savings Bancorp, Clifton MHC, Clifton Savings, and Botany Inc. are:

Name	Position
John A. Celentano, Jr.	Chairman of the Board and Chief Executive Officer of Clifton Savings Bancorp and Clifton MHC and Chairman of the Board of Clifton Savings

Walter Celuch	President and Corporate Secretary of Clifton Savings Bancorp, President of Clifton MHC, Chief Executive Officer and Secretary of Clifton Savings, and Director and Investment Officer of Botany Inc.

Bart D’Ambra	Executive Vice President and Chief Operating Officer of Clifton Savings, Corporate Secretary of Clifton MHC and President and Chief Executive Officer of Botany Inc.

Stephen A. Hoogerhyde	Executive Vice President and Chief Lending Officer of Clifton Savings

Christine R. Piano, CPA.	Chief Financial Officer and Treasurer of Clifton Savings Bancorp and Clifton MHC , Executive Vice President and Chief Financial Officer of Clifton Savings and Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc.

Below is information regarding the executive officers of Clifton Savings Bancorp and Clifton Savings who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of March 31, 2012.

Walter Celuch has been President and Corporate Secretary of Clifton Savings Bancorp since 2004 and has been President and Chief Executive Officer of Clifton Savings Bank since January 1999. Mr. Celuch served as Corporate Secretary of Clifton MHC from 2004 to 2006. Prior to January 1999, Mr. Celuch served as the Senior Vice President and Chief Financial Officer of Clifton Savings Bank. Mr. Celuch has served with Clifton Savings Bank for over 24 years. Mr. Celuch has been Director and Investment Officer of Botany Inc. since its inception in December 2004. Age 64.

Bart D’Ambra has been Executive Vice President and Chief Operating Officer of Clifton Savings Bank since March 2003 and Corporate Secretary of Clifton MHC since 2006. Mr. D’Ambra served as Senior Vice President of Clifton Savings Bank from April 2002 until March 2003. Prior to April 2002, Mr. D’Ambra served Clifton Savings Bank as a Vice President. Mr. D’Ambra has served with Clifton Savings Bank for over 19 years. Mr. D’Ambra has been President and Chief Executive Officer of Botany Inc. since its inception in December 2004. Age 63.

Stephen A. Hoogerhyde has been Executive Vice President and Chief Lending Officer of Clifton Savings Bank since March 2003 and April 2002, respectively. Mr. Hoogerhyde served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. Hoogerhyde served Clifton Savings Bank as Vice President and Mortgage Officer. Mr. Hoogerhyde has served with Clifton Savings Bank for over 25 years. Age 57.

Christine R. Piano, a certified public accountant, has been Chief Financial Officer and Treasurer of Clifton Savings Bancorp and Clifton MHC since 2004 and has been Executive Vice President and Chief Financial Officer of Clifton Savings Bank since April 2003 and March 1999, respectively. Ms. Piano served as Vice President from March 2000 to April 2003. Ms. Piano has served with Clifton Savings Bank for over 13 years. Ms. Piano has been Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc. since its inception in December 2004. Age 48.

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

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial banks, which have caused many financial banks to seek additional capital, to merge with other banks and, in some cases, to fail. Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

A substantial portion of our loan portfolio is comprised of loans secured by property located in northern New Jersey. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as inflation, unemployment, recession or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which a significant number of our customers are dependent.

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

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated the Bank, was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies, including Clifton Savings Bancorp and Clifton MHC, are now regulated by the Federal Reserve Board. Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions has been reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution, such as Clifton Savings Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Clifton Savings Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations. See “Regulation and Supervision – Federal Banking Regulation – Capital Requirements” for a discussion of regulatory capital requirements.

The amount of dividends we pay on our common stock, if any, may be limited by the ability of Clifton MHC to waive receipt of dividends.

The long-term ability of Clifton Savings Bancorp to pay dividends to its stockholders is based primarily upon the ability of Clifton Savings Bank to make capital distributions to Clifton Savings Bancorp, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy. Under Office of the Comptroller of the Currency safe harbor regulations, Clifton Savings Bank may distribute to Clifton Savings Bancorp capital not exceeding net income for the current calendar year and the prior two calendar years.

Clifton MHC owns a majority of Clifton Savings Bancorp’s outstanding stock. As a result, when and if Clifton Savings Bancorp pays dividends to its shareholders, it also is required to pay dividends to Clifton MHC unless Clifton MHC is permitted by its federal regulator to waive the receipt of dividends. Historically, Clifton MHC’s federal regulator has permitted Clifton MHC to waive its right to dividends declared by Clifton Savings Bancorp on the shares that it owns. Clifton MHC received the approval of the Federal Reserve Board to waive dividends paid by Clifton Savings Bancorp through the quarter ended December 31, 2011. As a result of new restrictions recently implemented by the Board of Governors of the Federal Reserve System, Clifton MHC was unable to waive its receipt of dividends declared by Clifton Savings Bancorp for the quarter ended March 31, 2012.

The Federal Reserve Board, as successor regulatory agency to the Office of Thrift Supervision for Clifton MHC, has adopted an interim final rule which requires Clifton MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from Clifton Savings Bancorp. In addition, the interim final rule also requires that the MHC obtain the approval of a majority of the eligible votes of members of Clifton MHC (generally Bank depositors) before it can waive dividends. For a grandfathered company such as Clifton MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the timing of changes to the interim final rule, if any, the form of the final dividend waiver regulations or the effect of such regulations on Clifton MHC’s ability to waive dividends.

While Clifton MHC is grandfathered for purposes of the Federal Reserve Board dividend waiver regulations, we cannot assure that the Federal Reserve Board will grant dividend waiver requests in the future and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests. The denial of a dividend waiver request or the imposition of burdensome conditions on an approval of a waiver request may significantly limit the amount of dividends Clifton Savings Bancorp pays in the future, if any.

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

Over the past few years, we have faced increased competition for residential mortgage loans due to the unprecedented involvement of the government-sponsored enterprises in the mortgage market as a result of the recent economic crisis, which has caused the interest rate for mortgage loans that conform to the government-sponsored enterprises’ guidelines to acquire loans to remain artificially low. As a result, we expect that our one-to four-family loan repayments will remain at elevated levels and will continue to outpace our loan production, making it difficult for us to grow our mortgage loan portfolio and balance sheet.

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

At March 31, 2012, $574.2 million, or 52.1% of our assets, consisted of investment and mortgage-backed securities, many of which were issued by, or have principal and interest payments guaranteed by Fannie Mae or Freddie Mac. On September 7, 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac into federal conservatorship. Although the federal government has committed substantial capital to Fannie Mae and Freddie Mac, these credit facilities and other capital infusions may not be adequate for their needs. If the financial support is inadequate, or if additional support is not provided when needed, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations. As a result, the future roles of Fannie Mae and Freddie Mac could be significantly altered. Failure by Fannie Mae or Freddie Mac to honor their guarantees or obligations, or a significant restructuring of their roles, could have a significant adverse affect on the market value and cash flows of the investment and mortgage-backed securities we hold, resulting in substantial losses.

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

The Federal Reserve Board’s policy on remutualization transactions could prohibit the merger or an acquisition of us, which may lower our stock price.

Current Federal Reserve Board regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, Clifton Savings Bancorp’s former primary federal regulator, the Office of Thrift Supervision, had adopted a policy statement indicating that it viewed remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. The Federal Reserve Board has not adopted a similar policy statement or issued a statement on the matter. However, under certain circumstances, the Federal Reserve Board may also give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Federal Reserve Board’s concerns are not warranted in the particular case. Should the Federal Reserve Board prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected.

Increased and/or special Federal Deposit Insurance Corporation assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was approximately $422,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.6 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

In early 2011, our former primary federal regulator, the Office of Thrift Supervision, conducted an examination to determine our compliance with the Community Reinvestment Act. We received a rating of “needs to improve” with respect to compliance with the Community Reinvestment Act, which could significantly hinder our ability to implement our business strategy.

Our former primary federal regulator, the Office of Thrift Supervision, recently conducted a regularly scheduled examination to determine our compliance with the Community Reinvestment Act. The Community Reinvestment Act and related regulations of the Office of the Comptroller of the Currency, our current primary federal regulator, require savings banks, such as Clifton Savings Bank, to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. We received a rating of “needs to improve” (which is lower than the “satisfactory” rating we received in our last examination). The Office of the Comptroller of the Currency considers, among other factors, a savings bank’s compliance with the Community Reinvestment Act in reviewing corporate applications, such as applications to establish branches or conduct mergers and acquisitions, and a rating below “satisfactory” can result in the denial of such applications. The failure to receive a rating of “satisfactory” or better can also result in other restrictions on Clifton Savings Bank’s activities. All such restrictions will last until such time as Clifton Savings Bank receives a rating of “satisfactory” or better with respect to the Community Reinvestment Act, and a new review of our compliance may not occur for several months. This could limit our ability to implement our business strategy, particularly with respect to a conversion to a fully public stock holding company, acquisitions and branching. On February 7, 2011, Clifton Savings Bancorp announced the postponement of its second step conversion and offering following the issuance by the Office of Thrift Supervision of a “needs to improve” rating to Clifton Savings Bank as a result of its recent Community Reinvestment Act examination. On June 22, 2011, Clifton Savings Bancorp announced that it had withdrawn its application relating to this second-step conversion and offering.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our business at our main office and eleven branch offices. The following table sets forth certain information relating to these facilities as of March 31, 2012.

Location	Year Opened	Net Book Value as of March 31, 2012	Square Footage	Owned/ Leased
		(Dollars in thousands)
Main Office
1433 Van Houten Avenue	1981	$2,100	10,460	Owned

Branches
Clifton:
1055 Clifton Avenue	1956	$586	2,484	Owned
319 Lakeview Avenue	1970	$351	3,311	Owned
646 Van Houten Avenue	1968	$1,082	1,081	Owned
387 Valley Road	1971	—	995	Leased
Garfield:
247 Palisade Avenue	1975	$961	3,130	Owned
369 Lanza Avenue	1977	$923	2,174	Owned
Wallington:
55 Union Boulevard	2004	$1,137	2,806	Owned
Wayne:
1158 Hamburg Turnpike	2003	—	1,617	Leased
Fair Lawn:
33-11 Broadway	2009	$61	2,718	Leased
Lyndhurst: 401 Valley Brook Avenue	2010	$17	2,800	Leased
Woodland Park: Plaza 46 1530 US Highway 46	2010	$122	3,000	Leased

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information regarding the market for Clifton Savings Bancorp’s common equity and related stockholder matters is incorporated herein by reference to the section captioned “Investor and Corporate Information” in Clifton Savings Bancorp’s 2012 Annual Report to Stockholders.

Clifton Savings Bancorp’s ability to pay dividends is dependent on dividends received from Clifton Savings, which is subject to a variety of limitations under the regulations of the Office of the Comptroller of the Currency on the payment of dividends. In addition, the Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. For a discussion of restrictions on the payment of cash dividends by Clifton Savings, see Part I, Item 1, “Business—Regulation and Supervision—Regulation of Federal Savings Associations—Limitation on Capital Distributions” and “—Holding Company Regulation—Dividends and Stock Repurchases” in this Annual Report on Form 10-K.

Clifton Savings Bancorp did not repurchase any of its common stock during the quarter ended March 31, 2012.

Item 6.	Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial and Other Data” in the 2012 Annual Report to Stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Annual Report to Stockholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Annual Report to Stockholders.

Item 8.	Financial Statements and Supplemental Data

The information regarding financial statements is incorporated herein by reference to the sections captioned “Report of Independent Registered Public Accounting Firm” and “Consolidated Financial Statements” in the 2012 Annual Report to Stockholders.

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, in the 2012 Annual Report to Stockholders.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in Clifton Savings Bancorp’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, Clifton Savings Bancorp’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of Clifton Savings Bancorp is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in Clifton Savings Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Executive Officers

The information relating to the executive officers of Clifton Savings Bancorp in Part I, Item 1, “Business — Executive Officers of the Registrant” in this Annual Report on Form 10-K is incorporated herein by reference. In addition, the information relating to our Chairman and Chief Executive Officer is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in Clifton Savings Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in Clifton Savings Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Disclosure of Code of Ethics

Clifton Savings Bancorp has adopted a Code of Ethics and Business Conduct. See Exhibit 14.1 to this Annual Report on Form 10-K.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters—Committees of the Board of Directors—Audit/Compliance Committee” in Clifton Savings Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information regarding executive and director compensation is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters—Director Compensation for the 2012 Fiscal Year,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” respectively, in Clifton Savings Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Savings Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Savings Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Clifton Savings Bancorp knows of no arrangements, including any pledge by any person or securities of Clifton Savings Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of March 31, 2012 about Company common stock that may be issued under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. The plan was approved by Clifton Savings Bancorp’s stockholders on July 14, 2005.

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

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Transactions with Related Persons” in Clifton Savings Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders. The information regarding director independence is incorporated herein by reference to the section captioned “Corporate Governance — Director Independence” in Clifton Savings Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 2 — Ratification of the Independent Registered Public Accounting Firm” in Clifton Savings Bancorp’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	The following are filed as a part of this report by means of incorporation of Clifton Savings Bancorp’s 2012 Annual Report to Stockholders:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of March 31, 2012 and 2011

•	Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended March 31, 2012

•	Consolidated Statements of Comprehensive Income for Each of the Years in the Three-Year Period Ended March 31, 2012

•	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Years in the Three-Year Period Ended March 31, 2012

•	Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended March 31, 2012

•	Notes to Consolidated Financial Statements

(2)	All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(3)	Exhibits

3.1	Charter of Clifton Savings Bancorp, Inc. (1)

3.2	Bylaws of Clifton Savings Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)

10.1	Clifton Savings Bank, S.L.A. Employee Stock Ownership Plan and Trust (1)*

10.2	ESOP Loan Commitment Letter and ESOP Loan Documents (1)*

10.3	Amended and Restated Employment Agreement between Clifton Savings Bancorp, Inc. and John A. Celentano, Jr. (3)*

10.4	Amended and Restated Employment Agreement between Clifton Savings Bancorp, Inc. and Walter Celuch (3)*

10.5	Amended and Restated Employment Agreement between Clifton Savings Bank and John A. Celentano, Jr. (3)*

10.6	Amended and Restated Employment Agreement between Clifton Savings Bank and Walter Celuch (3)*

10.7	Amended and Restated Change in Control Agreement between Clifton Savings Bank and Bart D’Ambra (3)*

10.8	Amended and Restated Change in Control Agreement between Clifton Savings Bank and Stephen A. Hoogerhyde (3)*

10.9	Amended and Restated Change in Control Agreement between Clifton Savings Bank and Christine R. Piano (3)*

10.10	Amended and Restated Clifton Savings Bank Directors’ Retirement Plan (3)*

10.11	Clifton Savings Bank 401(k) Savings Plan (4)*

10.12	Amended and Restated Clifton Savings Bank Supplemental Executive Retirement Plan (3)*

10.13	Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan (5)*

10.14	Amendment to the Clifton Savings Bank Change in Control Severance Plan (3)*

13.0	Annual Report to Stockholders

14.1	Code of Ethics and Business Conduct (1)

21.0	List of Subsidiaries

23.0	Consent of ParenteBeard LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0**	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensation plan arrangement.
**	Furnished, not filed.
(1)	Incorporated by reference to Clifton Savings Bancorp’s 2004 Annual Report on Form 10-K filed on June 29, 2004.
(2)	Incorporated by reference to Clifton Savings Bancorp’s Current Report on Form 8-K filed on October 26, 2007.
(3)	Incorporated by reference to Clifton Savings Bancorp’s Quarterly Report on Form 10-Q filed on February 5, 2009.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-113302) filed on March 5, 2004.
(5)	Incorporated by reference to Clifton Savings Bancorp’s Proxy Statement filed on June 10, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON SAVINGS BANCORP, INC.

Date: June 8, 2012	By:	/s/ John A. Celentano, Jr.
John A. Celentano, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John A. Celentano, Jr. John A. Celentano, Jr.	Chairman of the Board and Chief Executive Officer (principal executive officer)	June 8, 2012

/s/ Christine R. Piano Christine R. Piano	Chief Financial Officer and Treasurer (principal financial and accounting officer)	June 8, 2012

/s/ Thomas A. Miller	Director	June 8, 2012
Thomas A. Miller

/s/ John H. Peto	Director	June 8, 2012
John H. Peto

/s/ Charles J. Pivirotto	Director	June 8, 2012
Charles J. Pivirotto

/s/ Cynthia Sisco	Director	June 8, 2012
Cynthia Sisco

/s/ Joseph C. Smith	Director	June 8, 2012
Joseph C. Smith

/s/ John Stokes	Director	June 8, 2012
John Stokes