Form 10-Q
period 2012-06-30
CLIFTON SAVINGS BANCORP INC
filed 2012-08-07
CIK 1240581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2012: 26,138,815 shares outstanding.

CLIFTON SAVINGS BANCORP, INC.

AND SUBSIDIARIES

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	June 30,	March 31,
	2012	2012
ASSETS
Cash and due from banks	$6,316	$11,534
Interest-bearing deposits in other banks	51,011	28,723

Cash and Cash Equivalents	57,327	40,257
Securities available for sale, at fair value:
Investment	35,016	45,071
Mortgage-backed	23,146	25,124
Securities held to maturity, at cost:
Investment, fair value of $124,900 and $168,281, respectively	123,819	167,784
Mortgage-backed, fair value of $341,132 and $353,168, respectively	322,210	336,230

Loans receivable	452,150	438,923
Allowance for loan losses	(2,190)	(2,090)

Net Loans	449,960	436,833

Bank owned life insurance	27,792	27,577
Premises and equipment	7,967	8,075
Federal Home Loan Bank of New York stock	4,795	5,127
Interest receivable	3,534	3,927
Real estate owned	102	139
Other assets	5,377	5,296

Total Assets	$1,061,045	$1,101,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$8,537	$7,997
Interest bearing	783,548	818,278

Total Deposits	792,085	826,275

Advances from Federal Home Loan Bank of New York	72,454	78,679
Advance payments by borrowers for taxes and insurance	5,329	5,139
Other liabilities and accrued expenses	4,299	4,886

Total Liabilities	874,167	914,979

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock ($.01 par value), 1,000,000 shares authorized; shares issued or outstanding - none	—	—
Common stock ($.01 par value), 75,000,000 shares authorized; 30,530,470 shares issued, 26,138,815 shares outstanding at June 30, 2012; 26,138,138 shares outstanding at March 31, 2012	305	305
Paid-in capital	136,013	135,965
Deferred compensation obligation under Rabbi Trust	277	273
Retained earnings	102,117	101,835
Treasury stock, at cost; 4,391,655 shares at June 30, 2012; 4,392,332 shares at March 31, 2012	(47,356)	(47,363)
Common stock acquired by Employee Stock Ownership Plan (“ESOP”)	(4,763)	(4,946)
Accumulated other comprehensive income	532	619
Stock held by Rabbi Trust	(247)	(227)

Total Stockholders’ Equity	186,878	186,461

Total Liabilities and Stockholders’ Equity	$1,061,045	$1,101,440

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended June 30,
	2012	2011
Interest Income:
Loans	$4,939	$5,357
Mortgage-backed securities	3,468	3,600
Investments securities	1,119	1,621
Other interest-earning assets	64	74

Total Interest Income	9,590	10,652

Interest Expense:
Deposits	2,697	3,300
Advances	739	913

Total Interest Expense	3,436	4,213

Net Interest Income	6,154	6,439
Provision for Loan Losses	100	60

Net Interest Income after Provision for Loan Losses	6,054	6,379

Non-Interest Income:
Fees and service charges	55	54
Bank owned life insurance	215	212
Loss on write-down of land held for sale	(99)	—
Other	—	1

Total Non-Interest Income	171	267

Non-Interest Expenses:
Salaries and employee benefits	1,862	1,793
Occupancy expense of premises	352	355
Equipment	271	266
Directors’ compensation	189	192
Advertising	69	77
Legal	35	387
Federal deposit insurance premium	130	147
Other	513	647

Total Non-Interest Expenses	3,421	3,864

Income before Income Taxes	2,804	2,782
Income Taxes	984	991

Net Income	$1,820	$1,791

Net Income per Common Share:
Basic	$0.07	$0.07

Diluted	$0.07	$0.07

Dividends per common share	$0.06	$0.12

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	25,654,071	25,579,880

Diluted	25,672,957	25,690,667

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2012	2011
Net income	$1,820	$1,791

Other comprehensive (loss) income:
Gross unrealized holding (loss) gain on securities available for sale, net of income tax (benefit) of ($67) and $99, respectively	(97)	147
Benefit plans, net of income tax of $6 and $3, respectively	10	5

Total other comprehensive (loss) income	(87)	152

Total comprehensive income	$1,733	$1,943

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,820	$1,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	149	137
Net (accretion) of deferred fees and costs, premiums and discounts	(53)	(64)
Amortization of component of net periodic pension cost	16	8
Provision for loan losses	100	60
Loss on write-down of land held for sale	99	—
Loss on write-down of real estate owned	37	—
Decrease in interest receivable	393	421
Deferred income tax (benefit)	(213)	(77)
Decrease in other assets	93	128
(Decrease) in accrued interest payable	(21)	(1)
(Decrease) in other liabilities	(566)	(968)
(Increase) in cash surrender value of bank owned life insurance	(215)	(212)
ESOP shares committed to be released	187	201
Loss on sale of real estate owned	—	1
Restricted stock expense	15	15
Stock option expense	24	43
Increase in deferred compensation obligation under Rabbi Trust	4	6

Net cash provided by operating activities	1,869	1,489

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Investment securities available for sale	25,000	5,000
Mortgage-backed securities available for sale	1,869	1,666
Investment securities held to maturity	74,000	48,875
Mortgage-backed securities held to maturity	24,316	10,813
Redemptions of Federal Home Loan Bank of New York stock	1,007	170
Purchases of:
Investment securities available for sale	(15,000)	(39,990)
Investment securities held to maturity	(30,000)	(15,000)
Mortgage-backed securities held to maturity	(10,291)	—
Loans receivable	(17,160)	(1,582)
Premises and equipment	(41)	(44)
Federal Home Loan Bank of New York stock	(675)	—
Net decrease in loans receivable	3,947	5,095
Proceeds from sale of real estate owned	—	135

Net cash provided by investing activities	56,972	15,138

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2012	2011
Cash flows from financing activities:
Net (decrease) increase in deposits	$(34,190)	$3,175
Principal payments on advances from Federal Home Loan Bank of New York	(6,225)	(1,942)
Net increase in payments by borrowers for taxes and insurance	190	242
Dividends paid	(1,538)	(526)
Purchase of treasury stock	(12)	(11)
Income tax benefit from stock based compensation	4	5

Net cash (used in) provided by financing activities	(41,771)	943

Net increase in cash and cash equivalents	17,070	17,570
Cash and cash equivalents—beginning	40,257	58,069

Cash and cash equivalents—ending	$57,327	$75,639

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$3,457	$4,214

Income taxes paid	$1,927	$2,634

Amounts due brokers for security purchases	$—	$9,972

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2012, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 8, 2012.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three months ended June 30, 2012 and 2011 includes incremental shares related to outstanding options of 18,886 and 110,787, respectively. During the three months ended June 30, 2012, 405,585 outstanding options were antidilutive. None of the 1,492,815 outstanding options were antidilutive during the three months ended June 30, 2011.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DIVIDEND WAIVER

During the three months ended June 30, 2011, Clifton MHC (“MHC”), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to receive cash dividends of approximately $2.0 million. The cumulative amount of dividends waived by the MHC through March 31, 2012 was approximately $27.2 million and the cumulative amount of dividends paid (including declared dividends) to minority shareholders totaled $17.6 million through March 31, 2012. The cumulative amount of dividends that would have been paid (including declared dividends) through June 30, 2012 if dividends were not waived by the MHC amounted to $45.4 million.

As a result of restrictions recently implemented by the Federal Reserve Board, the MHC was unable to waive its receipt of dividends declared by the Company for the quarter ended June 30, 2012. Accordingly, the MHC received dividends from the Company totaling $1.0 during the three months ended June 30, 2012. As a result of such regulatory considerations, the Company’s Board of Directors will be reviewing the Company’s dividend policy on a quarterly basis and can make no assurances that it will continue to declare regular quarterly cash dividends or that its dividend policy will not change in the future.

4. STOCK REPURCHASE PLANS

The Company’s Board of Directors has authorized several stock repurchase plans. The repurchased shares are held as treasury stock for general corporate use. There were no stock repurchases under these plans made during the three months ended June 30, 2012 and 2011 as all authorized repurchase plans are complete.

Additionally, during the three months ended June 30, 2012 and 2011, 1,202 and 1,061 shares, respectively, were repurchased at an aggregate cost of approximately $12,000, or $10.07 per share, and $11,000, or $10.67 per share, respectively, representing the withholding of shares subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan for payment of taxes due upon the vesting of restricted stock awards.

5. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the director’s retirement plan and former President’s post-retirement health care plan were as follows:

	Three Months Ended June 30,
	2012	2011
	(In Thousands)
Service cost	$15	$10
Interest cost	36	38
Amortization of past service cost	10	10
Amortization of unrecognized net loss (gain)	6	(2)

Net periodic benefit cost	$67	$56

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVESTMENT SECURITIES

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Federal National Mortgage Association	$14,995	$16	$3	$15,008
Federal Farm Credit Bank	5,000	1	—	5,001
Federal Home Loan Mortgage Corporation	15,000	7	—	15,007

	$34,995	$24	$3	$35,016

Held to maturity:
Debt securities:
Federal Home Loan Mortgage Corporation	$11,949	$50	$—	$11,999
Federal Home Loan Banks	15,000	657	—	15,657
Federal National Mortgage Association	27,000	52	—	27,052
Federal Farm Credit Bank	20,000	7	2	20,005

	73,949	766	2	74,713
Corporate Bonds	49,870	720	403	50,187

	$123,819	$1,486	$405	$124,900

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Federal National Mortgage Association	$24,994	$41	$—	$25,035
Federal Home Loan Banks	5,000	3	—	5,003
Federal Farm Credit Bank	5,000	6	—	5,006
Federal Home Loan Mortgage Corporation	10,000	27	—	10,027

	$44,994	$77	$—	$45,071

Held to maturity:
Debt securities:
Federal Home Loan Mortgage Corporation	$23,947	$103	$9	$24,041
Federal Home Loan Banks	15,000	363	—	15,363
Federal National Mortgage Association	73,982	77	60	73,999
Federal Farm Credit Bank	5,000	16	—	5,016

	117,929	559	69	118,419
Corporate Bonds	49,855	568	561	49,862

	$167,784	$1,127	$630	$168,281

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVESTMENT SECURITIES (CONT’D)

Contractual maturity data for investment securities is as follows:

	June 30, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Due after one but within five years	$34,995	$35,016

	$34,995	$35,016

Held to maturity:
Debt securities:
Due after one through five years	$78,867	$79,011
Due after five through ten years	25,003	25,880
Due after ten years	19,949	20,009

	$123,819	$124,900

The age of gross unrealized losses and the fair value of related investment securities at June 30 and March 31, 2012 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
June 30, 2012:
Available for sale:
Debt securities:
Federal National Mortgage Association	$4,997	$3	$—	$—	$4,997	$3

Held to maturity:
Debt securities:
Federal Farm Credit Bank	$4,998	$2	$—	$—	$4,998	$2
Corporate Bonds	19,561	403	—	—	19,561	403

	$24,559	$405	$—	$—	$24,559	$405

March 31, 2012:
Held to maturity:
Debt securities:
Federal Home Loan Mortgage Corporation	$4,991	$9	$—	$—	$4,991	$9
Federal National Mortgage Association	29,921	60	—	—	29,921	60

	34,912	69	—	—	34,912	69
Corporate Bonds	29,404	561	—	—	29,404	561

	$64,316	$630	$—	$—	$64,316	$630

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVESTMENT SECURITIES (CONT’D)

Management does not believe that any of the unrealized losses at June 30, 2012 (one FNMA, one FFCB, and four corporate bond investment securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

There were no sales of investment securities available for sale or held to maturity during the quarters ended June 30, 2012 and 2011.

7. MORTGAGE-BACKED SECURITIES

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$6,545	$532	$—	$7,077
Federal National Mortgage Association	14,998	1,071	—	16,069

	$21,543	$1,603	$—	$23,146

Held to maturity:
Federal Home Loan Mortgage Corporation	$130,005	$7,328	$4	$137,329
Federal National Mortgage Association	156,552	9,036	4	165,584
Governmental National Mortgage Association	35,653	2,566	—	38,219

	$322,210	$18,930	$8	$341,132

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Federal Home Loan Mortgage Corporation	$7,118	$601	$—	$7,719
Federal National Mortgage Association	16,295	1,110	—	17,405

	$23,413	$1,711	$—	$25,124

Held to maturity:
Federal Home Loan Mortgage Corporation	$139,231	$6,823	$452	$145,602
Federal National Mortgage Association	157,844	7,940	203	165,581
Governmental National Mortgage Association	39,155	2,830	—	41,985

	$336,230	$17,593	$655	$353,168

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MORTGAGE-BACKED SECURITIES (CONT’D)

Contractual maturity data for mortgage-backed securities is as follows:

	June 30, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale:
Due after five through ten years	$6,758	$7,281
Due after ten years	14,785	15,865

	$21,543	$23,146

Held to maturity:
Due less than one year	$87	$91
Due after one through five years	102	111
Due after five through ten years	8,681	9,331
Due after ten years	313,340	331,599

	$322,210	$341,132

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties.

The age of gross unrealized losses and the fair value of related mortgage-backed securities at June 30 and March 31, 2012 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
June 30, 2012:
Held to maturity:
Federal Home Loan Mortgage Corporation	$195	$1	$273	$3	$468	$4
Federal National Mortgage Association	—	—	193	4	193	4

	$195	$1	$466	$7	$661	$8

March 31, 2012:
Held to maturity:
Federal Home Loan Mortgage Corporation	$22,258	$450	$277	$2	$22,535	$452
Federal National Mortgage Association	18,101	198	244	5	18,345	203

	$40,359	$648	$521	$7	$40,880	$655

Management does not believe that any of the unrealized losses at June 30, 2012 (three FHLMC and three FNMA mortgage-backed securities of which five have been in an unrealized loss position for twelve months or more) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that the Company and its subsidiaries will not have to sell the securities before recovery of their amortized cost.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MORTGAGE-BACKED SECURITIES (CONT’D)

There were no sales of mortgage-backed securities available for sale or held to maturity during the quarters ended June 30, 2012 and 2011.

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	June 30,	March 31,
	2012	2012
	(In Thousands)
Real estate:
One- to four-family	$411,666	$398,174
Multi-family	13,959	14,084
Commercial	14,696	14,844
Construction	1,379	1,380

	441,700	428,482
Consumer:
Second mortgage	7,595	7,892
Passbook or certificate	834	797
Equity lines of credit	2,129	2,097
Other loans	55	555

	10,613	11,341

Total Loans	452,313	439,823

Less:
Loans in process	(561)	(744)
Net purchase premiums, discounts, and deferred loan costs	398	(156)

	(163)	(900)

	$452,150	$438,923

The allowance for loan losses consists of general and unallocated components. For loans that are classified as impaired, a valuation allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component of the allowance covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, construction real estate, second mortgage loans, home equity lines of credit and passbook loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors to reflect current conditions. The historical loss factor is adjusted by qualitative risk factors which include:

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

Consumer:

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

2. Passbook or Certificate and Other Loans—consists of loans secured by passbook accounts and certificates of deposits and unsecured loans. The passbook or certificate loans have low credit risk as they are fully secured by their collateral. Unsecured loans, included in other loans, are primarily between the Company and the MHC, so they also are considered a low credit risk.

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

In addition, the Office of the Comptroller of the Currency (the “OCC”) as an integral part of its examination process, periodically reviews our loan portfolio and the related allowance for loan losses. The OCC may require the allowance for loan losses to be increased based on its review of information available at the time of the examination.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The change in the allowance for loan losses for the quarters ended June 30, 2012 and 2011 is as follows:

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2012:
Total allowance for loan losses	$1,733	$193	$105	$4	$42	$1	$12	$2,090
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	109	(4)	(2)	1	(2)	—	(2)	100

At June 30, 2012:
Total allowance for loan losses	$1,842	$189	$103	$5	$40	$1	$10	$2,190

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2011:
Total allowance for loan losses	$1,601	$103	$93	$11	$46	$3	$23	$1,880
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	60	10	4	(3)	2	(1)	(12)	60

At June 30, 2011:
Total allowance for loan losses	$1,661	$113	$97	$8	$48	$2	$11	$1,940

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses by loan class at June 30 and March 31, 2012.

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Real Estate	Equity Lines	and Other
June 30, 2012	Real Estate	Real Estate	Real Estate	Construction	of Credit	Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,842	189	103	5	40	1	10	2,190

Total	$1,842	$189	$103	$5	$40	$1	$10	$2,190

Loans:
Individually evaluated for impairment	$530	$—	$255	$—	$—	$—	$—	$785
Collectively evaluated for impairment	411,136	13,959	14,441	1,379	9,724	889	—	451,528

Total	$411,666	$13,959	$14,696	$1,379	$9,724	$889	$—	$452,313

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Real Estate	Equity Lines	and Other
March 31, 2012	Real Estate	Real Estate	Real Estate	Construction	of Credit	Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,733	193	105	4	42	1	12	2,090

Total	$1,733	$193	$105	$4	$42	$1	$12	$2,090

Loans:
Individually evaluated for impairment	$909	$—	$256	$—	$—	$—	$—	$1,165
Collectively evaluated for impairment	397,265	14,084	14,588	1,380	9,989	1,352	—	438,658

Total	$398,174	$14,084	$14,844	$1,380	$9,989	$1,352	$—	$439,823

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amount of our classified loan balances are as follows at June 30 and March 31, 2012:

					Second	Passbook or
	One-to-four				Mortgage and	certificate
	Family	Multi-family	Commercial	Real Estate	Equity Lines	and Other	Total
June 30, 2012	Real Estate	Real Estate	Real Estate	Construction	of Credit	Loans	Loans
	(In Thousands)
Pass	$399,368	$13,398	$12,201	$1,379	$9,528	$889	$436,763
Pass-watch	5,179	561	2,240	—	—	—	7,980
Special mention	2,438	—	—	—	50	—	2,488
Substandard	4,681	—	255	—	146	—	5,082
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$411,666	$13,959	$14,696	$1,379	$9,724	$889	$452,313

					Second	Passbook or
	One-to-four				Mortgage and	certificate
	Family	Multi-family	Commercial	Real Estate	Equity Lines	and Other	Total
March 31, 2012	Real Estate	Real Estate	Real Estate	Construction	of Credit	Loans	Loans
	(In Thousands)
Pass	$386,604	$13,516	$12,083	$1,380	$9,823	$1,352	$424,758
Pass-watch	5,605	568	2,505	—	—	—	8,678
Special mention	2,294	—	—	—	64	—	2,358
Substandard	3,671	—	256	—	102	—	4,029
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$398,174	$14,084	$14,844	$1,380	$9,989	$1,352	$439,823

The following table provides information with respect to our nonaccrual loans at June 30 and March 31, 2012. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest becomes doubtful. As of June 30 and March 31, 2012, nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 day delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained period of repayment performance (generally six months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	June 30,	March 31,
	2012	2012
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One-to four-family	$4,040	$3,671
Multi-family	—	—
Commercial	—	—
Consumer and other loans:
Second mortgage	146	102

Total nonaccrual loans	$4,186	$3,773

The following table provides information about delinquencies in our loan portfolio at June 30 and March 31, 2012.

	30-59	60-89	>90			Total
	Days	Days	Days	Total		Gross
June 30, 2012	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One-to four-family	$2,010	$793	$3,931	$6,734	$404,932	$411,666
Multi-family	—	—	—	—	13,959	13,959
Commercial	255	—	—	255	14,441	14,696
Construction	—	—	—	—	1,379	1,379
Consumer and other loans:
Second mortgage and equity lines of credit	78	50	48	176	9,548	9,724
Passbook or certificate and other loans	—	—	—	—	889	889

Total	$2,343	$843	$3,979	$7,165	$445,148	$452,313

	30-59	60-89	>90			Total
	Days	Days	Days	Total		Gross
March 31, 2012	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One-to four-family	$3,982	$191	$3,124	$7,297	$390,877	$398,174
Multi-family	—	—	—	—	14,084	14,084
Commercial	—	—	—	—	14,844	14,844
Construction	—	—	—	—	1,380	1,380
Consumer and other loans:
Second mortgage and equity lines of credit	102	—	52	154	9,835	9,989
Passbook or certificate and other loans	6	—	—	6	1,346	1,352

Total	$4,090	$191	$3,176	$7,457	$432,366	$439,823

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

There were no loans that are past due greater than ninety days that were accruing as of June 30 and March 31, 2012.

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

Impaired loans, none of which had a related allowance at, or for the periods ending June 30 and March 31, 2012, were as follows:

At or For The Three Months Ended June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$530	$723	$—	$732	$6
Multi-family	—	—	—	—	—
Commercial	255	255	—	255	3
Consumer and other loans:
Second mortgage	—	—	—	—	—

Total impaired loans	$785	$978	$—	$987	$9

At or For The Year Ended March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$909	$1,119	$—	$1,104	$50
Multi-family	—	—	—	—	—
Commercial	256	256	—	329	28
Consumer and other loans:
Second mortgage	—	—	—	—	—

Total impaired loans	$1,165	$1,375	$—	$1,433	$78

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

At or For The Three Months Ended June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,385	$1,569	$—	$1,219	$13
Multi-family	—	—	—	—	—
Commercial	385	385	—	385	—
Consumer and other loans:
Second mortgage	—	—	—	—	—
With an allowance recorded
Real estate loans:
One-to four-family	—	—	—	—	—

Total impaired loans	$1,770	$1,954	$—	$1,604	$13

The recorded investment in loans modified in a troubled debt restructuring totaled $530,000 and $909,000, respectively, at June 30 and March 31, 2012, of which $279,000 and $34,000, respectively, were 30-59 days past due, and $209,000 and $218,000, respectively, were 90 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at June 30 and March 31, 2012. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment. There were no new troubled debt restructurings or defaults on troubled debt restructurings during the quarter ended June 30, 2012.

9. FAIR VALUE

The guidance on fair value measurement establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, such as quoted for similar assets or liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE (CONT’D)

In addition, the guidance requires the Company to disclose the fair value for assets and liabilities on both a recurring and non-recurring basis.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30 and March 31, 2012 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
June 30, 2012:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$7,077	$—	$7,077	$—
Federal National Mortgage Association	16,069	—	16,069	—
Debt securities:
Federal Home Loan Mortgage Corporation	15,007	—	15,007	—
Federal National Mortgage Association	15,008	—	15,008	—
Federal Farm Credit Bank	5,001	—	5,001	—

Total securities available for sale	$58,162	$—	$58,162	$—

March 31, 2012:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$7,719	$—	$7,719	$—
Federal National Mortgage Association	17,405	—	17,405	—
Debt securities:
Federal Home Loan Mortgage Corporation	10,027	—	10,027	—
Federal National Mortgage Association	25,035	—	25,035	—
Federal Home Loan Banks	5,003	—	5,003	—
Federal Farm Credit Bank	5,006	—	5,006	—

Total securities available for sale	$70,195	$—	$70,195	$—

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE (CONT’D)

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30 or March 31, 2012. For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30 and March 31, 2012 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
June 30, 2012
Real estate owned	$102	$—	$—	$102
March 31, 2012
Real estate owned	$139	$—	$—	$139
Impaired loans	313	—	—	313

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

	Fair Value	Valuation	Unobservable	Range (Weighted
June 30, 2012	Estimate	Techniques	Input	Average)
Real Estate Owned	$102	Broker listing price (1)	Liquidation expenses (2)	7% (7%)

(1)	Fair value is based upon the price for which the property is listed for sale.
(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at June 30 and March 31, 2012.

Cash and Cash Equivalents, Interest Receivable and Interest Payable (Carried at Cost)

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents, interest receivable and interest payable approximate their fair values.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE (CONT’D)

Securities

The fair value of all securities, whether classified as available for sale (carried at fair value) or held to maturity (carried at cost), is determined by reference to quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Securities are measured on a recurring basis. The fair values of these securities are obtained from quotes received from an independent broker. The Company’s broker provides it with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available. As the Company is responsible for the determination of fair value, it performs monthly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

Loans Receivable (Carried at Cost)

Fair value is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

Impaired Loans (Carried based on Discounted Cash Flows)

Impaired loans are those accounted for under ASC Topic 310 “Accounting by Creditors for Impairment of a Loan” in which the Company has measured impairment generally based on either the fair value of the loan’s collateral or discounted cash flows. These assets are included as Level 3 fair values since they are based on either observable inputs that are significant to the discounted cash flow measurement or the fair value of the loan’s collateral.

Real Estate Owned

Real estate owned, acquired through foreclosure or deed-in-lieu of foreclosure, is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals by a licensed appraiser and, as such, foreclosed real estate properties are classified as Level 3. At June 30 and March 31, 2012, real estate owned consisted of one commercial property with a carrying value of $102,000 and $139,000, respectively.

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

As of June 30 and March 31, 2012, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

			(Level 1)	(Level 2)
			Quoted Prices	Significant	(Level 3)
			in Active	Other	Significant
	Carrying	Estimated	Markets for	Observable	Unobservable
June 30, 2012	Value	Fair Value	Identical Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$57,327	$57,327	$57,327	$—	$—
Securities available for sale:
Investment	35,016	35,016	—	35,016	—
Mortgage-backed	23,146	23,146	—	23,146	—
Securities held to maturity:
Investment	123,819	124,900	—	124,900	—
Mortgage-backed	322,210	341,132	—	341,132	—
Net loans receivable	449,960	474,443	—	—	474,443
Federal Home Loan Bank of New York stock	4,795	4,795	4,795	—	—
Interest receivable	3,534	3,534	3,534	—	—

Financial liabilities:
Deposits	792,085	799,810	189,254	610,556
FHLB advances	72,454	81,031	—	—	81,031
Interest payable	269	269	269	—	—

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE (CONT’D)

			(Level 1)	(Level 2)
			Quoted Prices	Significant	(Level 3)
			in Active	Other	Significant
	Carrying	Estimated	Markets for	Observable	Unobservable
March 31, 2012	Value	Fair Value	Identical Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$40,257	$40,257	$40,257	$—	$—
Securities available for sale:
Investment	45,071	45,071	—	45,071	—
Mortgage-backed	25,124	25,124	—	25,124	—
Securities held to maturity:
Investment	167,784	168,281	—	168,281	—
Mortgage-backed	336,230	353,168	—	353,168	—
Net loans receivable	436,833	462,509	—	—	462,509
Federal Home Loan Bank of New York stock	5,127	5,127	5,127	—	—
Interest receivable	3,927	3,927	3,927	—	—

Financial liabilities:
Deposits	826,275	835,021	188,281	646,740
FHLB advances	78,679	88,318	—	—	88,318
Interest payable	290	290	290	—	—

10. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers indefinitely the requirement for companies to present reclassification adjustments out of accumulated other comprehensive income (“OCI”) by component in both the statement where net income is presented and the statement where OCI is presented. The issue will be further deliberated by the FASB in 2012. While the FASB is redeliberating, companies will continue to have the option of (1) presenting reclassifications adjustments out of accumulated OCI on the face of the statement where OCI is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

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

The transactions contemplated by the Plan of Conversion were subject to approval by the shareholders of the Company, the members of the MHC and the Company’s primary federal regulator.

On February 7, 2011, the Company announced the postponement of the conversion and offering following the issuance of a “Needs to Improve” rating to the Bank by the Office of Thrift Supervision (the “OTS”), the Bank’s former primary federal regulator, as a result of its most recent Community Reinvestment Act (“CRA”) examination. On June 22, 2011, the Company announced that it had withdrawn its application for conversion that had been pending before the OTS. As a result of the postponement and withdrawal of the application for conversion, the Company expensed approximately $939,000 in conversion and offering costs, which represents all of the costs associated with the conversion and offering. For the three months ended June 30, 2011, $510,000 in conversion costs were expensed by the Company, which consisted of legal expense of $302,000, other non-interest expenses of $205,000, and net occupancy expense of premises of $3,000. The Bank has focused on improving its record of lending to lower income individuals in the communities served by the Bank. The Company remains committed to the completion of its conversion offering, but does not plan to proceed with its offering until the Bank is able to obtain a rating of “satisfactory” or better on its CRA performance.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. (See Part II—“Item 1A: Risk Factors.”) Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 under Part I—“Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 47.5% and 42.4%, respectively, of total assets at June 30, 2012, as compared to 52.1% and 39.7%, respectively, of total assets at March 31, 2012. Cash and cash equivalents increased to 5.4% of total assets at June 30, 2012, as compared to 3.7% at March 31, 2012. The Company’s investment and mortgage-backed securities portfolios consist of mostly U.S. government-sponsored or guaranteed enterprises.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”). Deposits decreased $34.2 million, or 4.1%, between March 31, 2012 and June 30, 2012, and borrowed funds decreased by $6.2 million, or 7.9%, during this period. The decrease in deposits was due to the Bank’s continued strategy of pricing deposits to allow for controlled outflow of non-core deposits to maintain the net interest margin and spread in this current economic environment. The balance in borrowed funds was $72.5 million at June 30, 2012 as compared to $78.7 million at March 31, 2012. During the three months ended June 30, 2012, $6.2 million of long-term borrowings were repaid in accordance with their original terms.

Net interest income decreased $285,000, or 4.4%, during the three months ended June 30, 2012, when compared with the same 2011 period. This decrease in net interest income was due to a $1.06 million decrease in total interest income partially offset by a decrease in total interest expense of $777,000. Average interest-earning assets decreased $14.5 million, or 1.4%, during the three months ended June 30, 2012, while average interest-bearing liabilities decreased $47.5 million, or 5.1%, when compared with the

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

same 2011 period. The $14.5 million decrease in average net interest-earning assets was mainly attributable to a decrease of $52.9 million in investment securities partially offset by increases of $295,000 in loans, $31.4 million in mortgage-backed securities, and $6.8 million in other interest- earning assets. The net interest rate spread decreased 10 basis points during the three months ended June 30, 2012, to 2.15% from 2.25%. This was due to a 36 basis point decrease in the return on interest-earning assets which was partially offset by a decrease of 26 basis points in the cost of interest-bearing liabilities. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended June 30, 2012, non-interest income decreased $96,000, or 36.0%, as compared to the comparable period in 2011 as the result of a $99,000 write-down on land held for sale in the 2012 period. Provision for loan losses increased $40,000, or 66.7%, to $100,000 for the three months ended June 30, 2012, and non-interest expenses decreased $443,000, or 11.5%, between periods. The decrease in non-interest expenses was primarily due to the expensing of $510,000 in previously deferred conversion costs for the three months ended June 30, 2012 upon the withdrawal of the Bank’s application for conversion in June 2011.

Changes in Financial Condition

The Company’s assets at June 30, 2012 totaled $1.06 billion, which represents a decrease of $40.4 million or 3.7% as compared with $1.10 billion at March 31, 2012.

Cash and cash equivalents increased $17.0 million, or 42.4% to $57.3 million at June 30, 2012 as compared to $40.3 million at March 31, 2012, as some funds received from investment securities called during the quarter had not yet been redeployed into higher yielding assets.

Securities available for sale at June 30, 2012 decreased $12.0 million, or 17.1% to $58.2 million from $70.2 million at March 31, 2012. The decrease during the three months ended June 30, 2012 resulted primarily from maturities, calls, and repayments, totaling $26.9 million, and a decrease of $164,000 in the unrealized gain on the portfolio, partially offset by purchases of $15.0 million in securities.

Securities held to maturity at June 30, 2012 decreased $58.0 million, or 11.5% to $446.0 million from $504.0 million at March 31, 2012. The decrease during the three months ended June 30, 2012 resulted primarily from maturities, calls and repayments totaling $98.3 million, partially offset by purchases of securities totaling $40.3 million.

Net loans at June 30, 2012 increased $13.2 million, or 3.0% to $450.0 million when compared with $436.8 million at March 31, 2012. The increase during the three months ended June 30, 2012 resulted primarily from origination volume and purchases of loans exceeding repayment levels. The Bank continues to supplement its internal origination volume with purchases of loans from various sources. The largest increase in the loan portfolio was in one-to four family real estate loans, which increased $13.5 million, or 3.4%.

Total liabilities decreased $40.8 million, or 4.5% to $874.2 million at June 30, 2012 from $915.0 million at March 31, 2012. Deposits at June 30, 2012 decreased $34.2 million, or 4.1% to $792.1 million when compared with $826.3 million at March 31, 2012, as the Bank’s continued the strategy of pricing deposits to allow for controlled outflow of non-core deposits to maintain the net interest margin and spread in this current economic environment. Borrowed funds decreased $6.2 million, or 7.9% to $72.5 million at

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition (Cont’d)

June 30, 2012, as compared with $78.7 million at March 31, 2012. During the three months ended June 30, 2012, $6.2 million of long-term borrowings were repaid in accordance with their original terms. At June 30, 2012, the remaining borrowings of $72.5 million had an average interest rate of 3.80%.

Stockholders’ equity totaled $186.9 million and $186.5 million at June 30, 2012 and March 31, 2012, respectively. The increase of $417,000, or 0.2%, for the three months ended June 30, 2012, resulted primarily from net income of $1.82 million, employee stock ownership shares committed to be released of $187,000, $43,000 for stock options and restricted stock awards earned under the Company’s 2005 Equity Incentive Plan and related tax benefits, partially offset by a net decrease in unrealized gains on the available for sale securities portfolio, net of income taxes, of $97,000 and cash dividends paid of $1.54 million.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011 (Cont’d.)

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$441,369	$4,939	4.48%	$441,074	$5,357	4.86%
Mortgage-backed securities	355,585	3,468	3.90%	324,200	3,600	4.44%
Investment securities	197,086	1,119	2.27%	250,016	1,621	2.59%
Other interest-earning assets	38,578	64	0.66%	31,779	74	0.93%

Total interest-earning assets	1,032,618	9,590	3.71%	1,047,069	10,652	4.07%

Noninterest-earning assets	55,181			79,754

Total assets	$1,087,799			$1,126,823

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	$57,220	38	0.27%	$55,664	56	0.40%
Savings and Club accounts	123,297	108	0.35%	120,476	147	0.49%
Certificates of deposit	621,165	2,551	1.64%	655,146	3,097	1.89%

Total interest-bearing deposits	801,682	2,697	1.35%	831,286	3,300	1.59%
FHLB Advances	76,818	739	3.85%	94,681	913	3.86%

Total interest-bearing liabilities	878,500	3,436	1.56%	925,967	4,213	1.82%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	8,195			7,649
Other noninterest-bearing liabilities	14,396			12,544

Total noninterest-bearing liabilities	22,591			20,193

Total liabilities	901,091			946,160
Stockholders’ equity	186,708			180,663

Total liabilities and stockholders’ equity	$1,087,799			$1,126,823

Net interest income		$6,154			$6,439

Interest rate spread			2.15%			2.25%
Net interest margin			2.38%			2.46%
Average interest-earning assets to average interest-bearing liabilities	1.18 x			1.13 x

Net income increased $29,000, or 1.6% to $1.82 million for the three months ended June 30, 2012 compared with $1.79 million for the same 2011 period. The increase in net income during the 2012 period resulted primarily from a decrease of $443,000, or 11.5%, in noninterest expenses, mostly offset by a decrease of $285,000, or 4.4% in net interest income, an increase of $40,000, of 66.7% in provision for loan losses, and an increase of $99,000 in the loss on the write-down of land held for sale.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011 (Cont’d.)

Interest income on loans decreased by $418,000, or 7.8%, to $4.94 million during the three months ended June 30, 2012, when compared with $5.36 million for the same 2011 period. The decrease during the 2012 period mainly resulted from a decrease in the yield earned on the loan portfolio of 38 basis points, to 4.48% from 4.86%, partially offset by an increase of $295,000, or 0.1%, in the average balance when compared to the same period in 2011. Interest income on mortgage-backed securities decreased $132,000, or 3.7%, to $3.47 million during the three months ended June 30, 2012, when compared with $3.60 million for the same 2011 period. The decrease during the 2012 period resulted from a decrease of 54 basis points in the yield earned on mortgage-backed securities to 3.90% from 4.44%, partially offset by an increase of $31.4 million, or 9.7%, in the average balance of mortgage-backed securities outstanding due to purchases exceeding repayments during the period. Interest earned on investment securities decreased by $502,000, or 31.0% to $1.12 million during the three months ended June 30, 2012, when compared to $1.62 million during the same 2011 period, due to a decrease in the average balance of $52.9 million, or 21.2%, coupled with a 32 basis point decrease in yield to 2.27% from 2.59%. The balance of investment securities decreased as many securities were called during the period. Interest earned on other interest-earning assets decreased by $10,000, or 13.5% to $64,000 during the three months ended June 30, 2012, when compared to $74,000 during the same 2011 period primarily due to a decrease of 27 basis points in yield to 0.66% from 0.93%, partially offset by an increase of $6.8 million, or 21.4% in the average balance. Other interest-earning assets increased due to the funds received from investment securities called during the end of the quarter not yet being redeployed into higher yielding assets. The decrease in the yields on all interest-earning assets was the result of overall lower market interest rates.

Interest expense on deposits decreased $603,000, or 18.3% to $2.70 million during the three months ended June 30, 2012, when compared to $3.30 million during the same 2011 period. The decrease was primarily attributable to a decrease of 24 basis points in the cost of interest-bearing deposits to 1.35% from 1.59%, coupled with a decrease of $29.6 million, or 3.6% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. The decrease in the balance was the result of the Bank’s continued strategy of pricing deposits to allow for controlled outflow of non-core deposits to maintain the net interest margin and spread in this current economic environment. Interest expense on borrowed money decreased approximately $174,000, or 19.1%, to $739,000 during the three months ended June 30, 2012 when compared with $913,000 during the same 2011 period. Such decrease was primarily attributable to a decrease of $17.9 million, or 18.9% in the average balance of borrowings, coupled with a decrease of 1 basis point in the cost of borrowings to 3.85% from 3.86%. Net interest income decreased $285,000, or 4.4% during the three months ended June 30, 2012, to $6.15 million when compared to $6.44 million for the same 2011 period. The average balance of investment securities decreased primarily due to a large number of called securities. Other interest-earning assets increased as the balance of interest-bearing deposits increased as some funds received from investment securities called during the quarter had not yet been redeployed into higher yielding assets. Mortgage-backed securities increased as purchases of these types of securities exceeded repayments levels. Loans remained relatively stable. The $47.5 million decrease in average interest-bearing liabilities was primarily due to a decrease of $29.6 million in interest-bearing deposits coupled with a decrease of $17.9 million in borrowings. The net interest rate spread decreased 10 basis points due to a decrease of 36 basis points in the yield earned on interest-earning assets partially offset by a 26 basis point decrease in the cost of interest-bearing liabilities.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011 (Cont’d.)

The provision for loan losses increased $40,000, or 66.7%, to $100,000 for the three months ended June 30, 2012 as compared to $60,000 for the same period in 2011. The allowance for loan losses is based on management’s qualitative analysis which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2012 and 2011, the Bank’s non-accrual loans totaled $4.2 million and $3.0 million, respectively, representing 0.93% and 0.68%, respectively, of total gross loans, and 0.40% and 0.26%, respectively, of total assets. At March 31, 2012, nonaccrual loans totaled $3.8 million, or 0.86% and 0.36% of total gross loans and total assets, respectively. During the three months ended June 30, 2012 and 2011, the Bank did not charge off any loans. At June 30, 2012, non-accrual loans consisted of twenty-three loans secured by one-to four family residential real estate, three second mortgage loans secured by one-to four family residential real estate, and one second mortgage loan secured by commercial real estate, while at June 30, 2011, non-accrual loans consisted of thirteen loans secured by one-to-four family residential real estate loans, and two loans secured by commercial real estate. Included in these non-accrual loans at June 30, 2012 are six loans totaling $207,000 that are current or less than ninety days delinquent. At June 30, 2011 no loans less than ninety days delinquent were included in non-accrual loans. In December 2011, the Bank amended its non-accrual policy to expand the classification of non-accrual loans to include loans that were previously ninety days or more delinquent until there is a sustained period of repayment performance (generally six months) by the borrower in accordance with the contractual terms of the loan. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $785,000, $1.2 million and $1.8 million at June 30, 2012, March 31, 2012 and June 30, 2011, respectively. The allowance for loan losses amounted to $2.19 million, $2.09 million, and $1.94 million, respectively, at June 30, 2012, March 31, 2012, and June 30, 2011, representing 0.48%, 0.48%, and 0.44% of total gross loans at June 30, 2012, March 31, 2012 and June 30, 2011, respectively.

Non-interest income decreased $96,000, or 36.0%, as compared to the comparable period in 2011 as a result of a $99,000 write-down on land held for sale being included in the 2012 period. The property was written-down to the contract sales price less estimated costs to sell. The property was subsequently sold in July 2012.

Non-interest expense decreased $443,000, or 11.5%, to $3.42 million for the three months ended June 30, 2012 as compared to $3.86 million for the three months ended June 30, 2011. The decrease was primarily the result of decreases of $352,000, or 91.0%, in legal expenses, and $134,000, or 20.7%, in other expenses. The decrease in legal expenses was due to the 2011 period including the expensing of $302,000 in costs incurred in connection with the withdrawal of the Bank’s conversion application in June 2011. The decrease in other expenses was also due to the 2011 period including accounting, consulting, and regulatory application fee costs of $208,000 expensed as a result of the withdrawal of the conversion application.

Income taxes totaled $984,000 and $991,000 during the three months ended June 30, 2012 and 2011, respectively. The decrease of $7,000, or 0.7% during the 2012 period resulted from a slight decrease in the overall effective income tax rate which was 35.1% in the 2012 period compared with 35.6% for the 2011 period.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $115.5 million, or 10.9% of total assets at June 30, 2012 as compared to $110.5 million, or 10.0% of total assets at March 31, 2012.

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company on a stand-alone basis is responsible for paying any dividends declared to its shareholders. The Company also may repurchase shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, at June 30, 2012, the Company had liquid assets of $13.2 million.

Cash was generated by operating and investing activities during the three months ended June 30, 2012. The primary sources of cash were net income and proceeds from calls of investment securities. Dividends declared and paid totaled $1.54 million during the three months ended June 30, 2012.

The Company’s primary investing activities are the origination of loans and the purchases of securities. Net loans amounted to $450.0 million and $436.8 million at June 30, 2012 and March 31, 2012, respectively. Securities, including available for sale and held to maturity issues, totaled $504.2 million and $574.2 million at June 30, 2012 and March 31, 2012, respectively. In addition to funding new loan production through operating and investing activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow overnight funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. At June 30, 2012, advances from FHLB amounted to $72.5 million at a weighted average rate of 3.80%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established unsecured overnight lines of credit at a daily adjustable rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2012, the Bank had outstanding commitments to originate loans totaling approximately $9.8 million, which included $7.2 million for fixed-rate one-to-four family mortgage loans with interest rates ranging from 3.00% to 4.50%, and $2.6 million in adjustable rate one-to-four family mortgage loans with initial rates of 3.375%.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

At June 30, 2012 the Bank also had commitments outstanding to purchase $2.4 million in adjustable interest rate one-to-four mortgage loans with initial interest rates ranging from 3.375% to 3.625%, and $4.1 million in fixed rate one-to-four family mortgage loans with interest rates ranging from 3.25% to 4.50%.

At June 30, 2012, the Bank had an outstanding commitment to purchase a $821,000 participation in a $12.25 million multi-family mortgage loan at a fixed interest rate of 5.25% for a term of ten years.

At June 30, 2012, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $4.3 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Certificates of deposit due within one year at June 30, 2012, totaled $322.8 million, or 53.5% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances due within one year at June 30, 2012 totaled $20.8 million.

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

The following table sets forth the Bank’s capital position at June 30 and March 31, 2012, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2012:
Total risk-based capital (to risk-weighted assets)	$163,235	38.82%	$33,637	8.00%	$42,047	10.00%
Tier 1 capital (to risk-weighted assets)	161,045	38.30	16,819	4.00	25,228	6.00
Core (tier 1) capital (to adjusted total assets)	161,045	15.26	42,203	4.00	52,754	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	161,045	15.26	15,826	1.50	—	—
As of March 31, 2012:
Total risk-based capital (to risk-weighted assets)	$161,069	38.31%	$32,632	8.00%	$42,040	10.00%
Tier 1 capital (to risk-weighted assets)	158,979	37.82	16,816	4.00	25,224	6.00
Core (tier 1) capital (to adjusted total assets)	158,979	14.58	43,620	4.00	54,526	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	158,979	14.58	16,358	1.50	—	—

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis

The majority of Clifton Savings Bank’s assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. The Bank’s assets consist primarily of mortgage loans, and investment and mortgage-backed securities which have longer maturities than the Bank’s liabilities, which consists primarily of deposits. As a result, a principal part of Clifton Savings Bank’s business strategy is to manage interest rate risk and reduce the exposure of net interest income to change in market interest rates. Accordingly, our Board of Directors, through their Enterprise Risk Management Committee, has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given Clifton Savings Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management and outside directors operate under a policy adopted by the Board of Directors, and meets as needed to review Clifton Savings Bank’s asset/liability policies and interest rate risk position.

Clifton Savings Bank retains an independent, nationally recognized consulting firm who specializes in asset and liability management to complete the quarterly interest rate risk reports. This firm uses a combination of analyses to monitor the Bank’s exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of instantaneously shocked interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. In calculating changes in NPV, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are used.

The net interest income analysis uses data derived from an asset and liability analysis and applies several additional elements, including actual interest rate indices and margins, contractual limitations and the U.S. Treasury yield curve as of the balance sheet date. In addition the model uses consistent parallel yield curve ramps (in both directions) to determine possible changes in net interest income if the theoretical yield curve ramps occurred gradually. Net interest income analysis also adjusts the asset and liability repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.

The asset and liability analysis determines the relative balance between the repricing of assets and liabilities over multiple periods of time (ranging from overnight to five years). This asset and liability analysis includes expected cash flows from loans and mortgage-backed securities, applying prepayment rates based on the differential between the current interest rate and the market interest rate for each loan and security type. This analysis identifies mismatches in the timing of asset and liability but does not necessarily provide an accurate indicator of interest rate risk because the assumptions used in the analysis may not reflect the actual response to market changes.

The table below sets forth the estimated changes in Clifton Savings Bank’s NPV and net interest income that would result from the designated changes in interest rates as of March 31, 2012, the most recent date the Bank’s interest rate risk was measured. Given the current economic environment, the Bank expects that these changes as of June 30, 2012 do not materially differ from the results presented. This data is for the Bank and its subsidiary only and does not included any assets of the Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis (Cont’d)

				Net Interest Income
	Net Portfolio Value (2)				Increase (Decrease) in
Change in Interest Rates Basis Point (bp) (1)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income (3)	Estimated Net Interest Income
		Amount	Percent		Amount	Percent
(Dollars in Thousands)
+200 bp	$135,693	($42,166)	(23.70)%	$25,037	$20	0.08%
0	177,859	—	—	25,017	—	—
(100)	177,612	(247)	(0.10)	24,497	(521)	(2.08)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates at March 31, 2012, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 23.70% decrease in NPV and a $20,000 or 0.08%, increase in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 0.10% decrease in NPV and a $521,000, or 2.08%, decrease in net interest income. Please note that the NPV is a theoretical liquidation calculation which assumes the Bank is no longer a going concern and that the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, this data does not reflect any future actions management may take in response to changes in interest rates, such as changing the mix of assets and liabilities, which could change the results of the NPV and net interest income calculations.

Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV and net interest income table presented above assumes the composition of Clifton Savings Bank’s interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data do not reflect any actions we may take in response to changes in interest rates. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provide an indication of Clifton Savings Bank’s sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on Clifton Savings Bank’s NPV and net interest income and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the Securities and Exchange Commission on June 8, 2012, which could materially affect our business, financial condition or future results. As of June 30, 2012, the risk factors of the Company have not changed materially from those disclosed in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended June 30, 2012.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchase of Our Equity Securities. In June 2012, 1,202 shares at $10.07 per share were repurchased as payment of taxes due upon the vesting of the restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. The Company has no approved repurchase programs during the quarter ended June 30, 2012.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Charter of Clifton Savings Bancorp, Inc. (1)

3.2	By-Laws of Clifton Savings Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the unaudited Consolidated Financial Statements (detail tagged).

*	Furnished, not filed.
(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004 (File No. 000-50358).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON SAVINGS BANCORP, INC.

Date:	August 7, 2012	By:	/s/ John A. Celentano, Jr.
John A. Celentano, Jr.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2012	By:	/s/ Christine R. Piano
Christine R. Piano
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)