Form 10-Q
period 2012-09-30
CLIFTON SAVINGS BANCORP INC
filed 2012-11-08
CIK 1240581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2012: 26,138,815 shares outstanding.

CLIFTON SAVINGS BANCORP, INC.

AND SUBSIDIARIES

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	September 30, 2012	March 31, 2012
ASSETS
Cash and due from banks	$18,856	$11,534
Interest-bearing deposits in other banks	20,952	28,723

Cash and Cash Equivalents	39,808	40,257

Securities available for sale, at fair value:	33,243	70,195
Securities held to maturity, at cost (fair value of $483,610 at September 30, 2012 and $521,449 at March 31, 2012):	459,339	504,014
Loans receivable	457,106	438,923
Allowance for loan losses	(2,300)	(2,090)

Net Loans	454,806	436,833

Bank owned life insurance	28,010	27,577
Premises and equipment	7,862	8,075
Federal Home Loan Bank of New York stock	4,027	5,127
Interest receivable	3,447	3,927
Real estate owned	308	139
Other assets	5,405	5,296

Total Assets	$1,036,255	$1,101,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$10,321	$7,997
Interest bearing	772,325	818,278

Total Deposits	782,646	826,275

Advances from Federal Home Loan Bank of New York	55,387	78,679
Advance payments by borrowers for taxes and insurance	4,979	5,139
Other liabilities and accrued expenses	6,287	4,886

Total Liabilities	849,299	914,979

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock ($.01 par value), 1,000,000 sharesauthorized; shares issued or outstanding - none	—	—
Common stock ($.01 par value), 75,000,000 shares authorized; 30,530,470 shares issued, 26,138,815 shares outstanding at September 30, 2012; 26,138,138 shares outstanding at March 31, 2012	305	305
Paid-in capital	136,047	135,965
Deferred compensation obligation under Rabbi Trust	282	273
Retained earnings	102,326	101,835
Treasury stock, at cost; 4,391,655 shares at September 30, 2012; 4,392,332 shares at March 31, 2012	(47,355)	(47,363)
Common stock acquired by Employee Stock Ownership Plan (“ESOP”)	(4,580)	(4,946)
Accumulated other comprehensive income	178	619
Stock held by Rabbi Trust	(247)	(227)

Total Stockholders’ Equity	186,956	186,461

Total Liabilities and Stockholders’ Equity	$1,036,255	$1,101,440

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Interest Income:
Loans	$4,939	$5,252	$9,878	$10,609
Mortgage-backed securities	3,194	3,571	6,662	7,171
Debt securities	746	1,453	1,865	3,074
Other interest-earning assets	61	69	125	143

Total Interest Income	8,940	10,345	18,530	20,997

Interest Expense:
Deposits	2,473	3,259	5,170	6,559
Advances	591	895	1,330	1,808

Total Interest Expense	3,064	4,154	6,500	8,367

Net Interest Income	5,876	6,191	12,030	12,630
Provision for Loan Losses	192	—	292	60

Net Interest Income after Provision for Loan Losses	5,684	6,191	11,738	12,570

Non-Interest Income:
Fees and service charges	57	53	112	107
Bank owned life insurance	218	218	433	430
Gain on sale of securities	647	—	647	—
Loss on disposal of premises and equipment	—	(9)	—	(9)
Loss on extinguishment of debt	(527)	—	(527)	—
Loss on write-down of land held for sale	—	—	(99)	—
Other	1	1	1	2

Total Non-Interest Income	396	263	567	530

Non-Interest Expenses:
Salaries and employee benefits	1,850	1,756	3,712	3,549
Occupancy expense of premises	367	354	719	709
Equipment	289	269	560	535
Directors’ compensation	182	176	371	368
Advertising	44	62	113	139
Legal	56	80	91	467
Federal deposit insurance premium	128	117	258	264
Other	466	432	979	1,079

Total Non-Interest Expenses	3,382	3,246	6,803	7,110

Income before Income Taxes	2,698	3,208	5,502	5,990
Income Taxes	950	1,139	1,934	2,130

Net Income	$1,748	$2,069	$3,568	$3,860

Net Income per Common Share:
Basic	$0.07	$0.08	$0.14	$0.15

Diluted	$0.07	$0.08	$0.14	$0.15

Dividends per common share	$0.06	$—	$0.12	$0.12

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	25,671,734	25,597,754	25,662,903	25,588,817

Diluted	25,688,840	25,604,598	25,679,503	25,637,703

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,748	$2,069	$3,568	$3,860

Other comprehensive income (loss):
Gross unrealized holding gain (loss) on securities available for sale, net of income taxes (benefit) of $13 and $110, ($54) and $209, respectively	21	117	(76)	264
Reclassification adjustment for gross realized holding (gain) on securities available for sale, net of income tax of $264 and $-0-, and $264 and $-0-, respectively	(383)	—	(383)	—
Benefit plans, net of income taxes of $8 and $3, $14 and $6, respectively	8	5	18	10

Total other comprehensive (loss) income	(354)	122	(441)	274

Total comprehensive income	$1,394	$2,191	$3,127	$4,134

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,568	$3,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	302	275
Net (accretion) of deferred fees and costs, premiums and discounts	(75)	(109)
Amortization component of net periodic pension cost	32	16
Provision for loan losses	292	60
Realized gain on sale of securities available for sale	(647)	—
Loss on disposal of premises and equipment	—	9
Loss on extinguishment of debt	527	—
Loss on write-down of land held for sale	99	—
Loss on write-down of real estate owned	46	—
Decrease in interest receivable	480	218
Deferred income tax (benefit)	(130)	(257)
Decrease in other assets	225	696
(Decrease) in accrued interest payable	(74)	(8)
(Decrease) in other liabilities	(450)	(803)
(Increase) in cash surrender value of bank owned life insurance	(433)	(430)
ESOP shares committed to be released	371	384
Loss on sale of real estate owned	—	1
Restricted stock expense	31	31
Stock option expense	42	71
Increase in deferred compensation obligation under Rabbi Trust	9	11

Net cash provided by operating activities	4,215	4,025

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	42,998	23,514
Securities held to maturity	143,334	108,505
Proceeds from sale of securities available for sale	8,827	—
Redemptions of Federal Home Loan Bank of New York stock	1,774	249
Purchases of:
Securities available for sale	(15,000)	(60,004)
Securities held to maturity	(96,680)	(75,076)
Loans receivable	(26,695)	(8,371)
Premises and equipment	(89)	(220)
Federal Home Loan Bank of New York stock	(675)	—
Net decrease in loans receivable	8,233	9,932
Proceeds from sale of real estate owned	—	135

Net cash provided by (used in) investing activities	66,027	(1,336)

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Six Months Ended September 30,
	2012	2011
Cash flows from financing activities:
Net (decrease) increase in deposits	$(43,629)	$2,029
Payments on advances from Federal Home Loan Bank of New York	(23,819)	(3,696)
Net increase in payments by borrowers for taxes and insurance	(160)	(55)
Dividends paid	(3,076)	(1,052)
Purchase of treasury stock	(12)	(11)
Income tax benefit from stock based compensation	5	7

Net cash (used in) financing activities	(70,691)	(2,778)

Net decrease in cash and cash equivalents	(449)	(89)
Cash and cash equivalents - beginning	40,257	58,069

Cash and cash equivalents - ending	$39,808	$57,980

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$6,574	$8,375

Income taxes paid	$3,052	$3,400

Amount due brokers for security purchases	$1,925	$—

Non cash activities:
Transfer from loans receivable to real estate owned	$215	$—

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2012, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 8, 2012.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and six months ended September 30, 2012 includes incremental shares related to outstanding options of 17,106 and 16,600, respectively. During the three and six months ended September 30, 2012, the average number of options which were antidilutive totaled 1,327,940 for both periods. The calculation of diluted EPS for the three and six months ended September 30, 2011 includes incremental shares related to outstanding options of 6,844 and 48,886, respectively. During the three and six months ended September 30, 2011, the average number of options which were antidilutive totaled 1,344,815 and -0-, respectively.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DIVIDEND WAIVER

During the three and six months ended September 30, 2011, Clifton MHC (“MHC”), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to receive cash dividends of approximately $1.0 million and $2.0 million, respectively.

As a result of restrictions recently implemented by the Federal Reserve Board, the MHC was unable to waive its receipt of dividends declared by the Company for the three and six months ended September 30, 2012. Accordingly, the MHC received dividends from the Company totaling $1.0 million and $2.0 million during the three and six months ended September 30, 2012. As a result of such regulatory considerations, the Company’s Board of Directors will be reviewing the Company’s dividend policy on a quarterly basis and can make no assurances that it will continue to declare regular quarterly cash dividends or that its dividend policy will not change in the future.

4. STOCK REPURCHASE PLANS

The Company’s Board of Directors has authorized several stock repurchase plans. The repurchased shares are held as treasury stock for general corporate use. There were no stock repurchases under these plans made during the six months ended September 30, 2012 and 2011 as all authorized repurchase plans are complete.

Additionally, during the six months ended September 30, 2012 and 2011, 1,202 and 1,061 shares, respectively, were repurchased at an aggregate cost of approximately $12,000, or $10.07 per share, and $11,000, or $10.67 per share, respectively, representing the withholding of shares subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan for payment of taxes due upon the vesting of restricted stock awards.

5. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the director’s retirement plan and former President’s post-retirement health care plan were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Service cost	$15	$10	$30	$20
Interest cost	36	38	72	76
Amortization of past service cost	10	10	20	20
Amortization of unrecognized net loss (gain)	6	(2)	12	(4)

Net periodic benefit cost	$67	$56	$134	$112

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$20,000	$14	$1	$20,013

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	6,186	554	—	6,740
Federal National Mortgage Association	6,046	444	—	6,490

	12,232	998	—	13,230

Total available for sale securities	$32,232	$1,012	$1	$33,243

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$44,994	$77	$—	$45,071

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	7,118	601	—	7,719
Federal National Mortgage Association	16,295	1,110	—	17,405

	23,413	1,711	—	25,124

Total available for sale securities	$68,407	$1,788	$—	$70,195

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SECURITIES (CONT’D)

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$54,000	$754	$—	$54,754
Municipal bonds	2,005	—	—	2,005
Corporate bonds	49,886	1,932	202	51,616

	105,891	2,686	202	108,375

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	118,639	8,407	1	127,045
Federal National Mortgage Association	201,529	10,774	3	212,300
Governmental National Mortgage
Association	33,280	2,610	—	35,890

	353,448	21,791	4	375,235

Total held to maturity securities	$459,339	$24,477	$206	$483,610

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$117,929	$559	$69	$118,419
Corporate bonds	49,855	568	561	49,862

	167,784	1,127	630	168,281

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	139,231	6,823	452	145,602
Federal National Mortgage Association	157,844	7,940	203	165,581
Governmental National Mortgage
Association	39,155	2,830	—	41,985

	336,230	17,593	655	353,168

Total held to maturity securities	$504,014	$18,720	$1,285	$521,449

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SECURITIES (CONT’D)

Contractual maturity data for securities is as follows:

	September 30, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Due after one but within five years	$20,000	$20,013

Mortgage-backed securities:
Due after five through ten years	3,240	3,510
Due after ten years	8,992	9,720

	12,232	13,230

Total available for sale securities	$32,232	$33,243

Held to maturity:
Debt securities:
Due less than one year	$7,005	$7,038
Due after one through five years	68,883	69,950
Due after five through ten years	20,003	21,375
Due after ten years	10,000	10,012

	105,891	108,375

Mortgage-backed securities:
Due less than one year	5	5
Due after one through five years	239	256
Due after five through ten years	60,428	61,632
Due after ten years	292,776	313,342

	353,448	375,235

Total held to maturity securities	$459,339	$483,610

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at September 30 and March 31, 2012 were as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2012:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$4,998	$1	$—	$—	$4,998	$1

Held to maturity:
Debt securities:
Corporate bonds	$—	$—	$9,798	$202	$9,798	$202

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	271	1	271	1
Federal National Mortgage Association	—	—	191	3	191	3

	—	—	462	4	462	4

Total held to maturity securities	$—	$—	$10,260	$206	$10,260	$206

	Less Than 12 Months		12 Months or More		Total
March 31, 2012:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$34,912	$69	$—	$—	$34,912	$69
Corporate bonds	29,404	561	—	—	29,404	561

	64,316	630	—	—	64,316	630

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	22,258	450	277	2	22,535	452
Federal National Mortgage Association	18,101	198	244	5	18,345	203

	40,359	648	521	7	40,880	655

Total held to maturity securities	$104,675	$1,278	$521	$7	$105,196	$1,285

Management does not believe that any of the unrealized losses at September 30, 2012 (one FNMA and two corporate bonds in debt securities, three FNMA and two FHLMC mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SECURITIES (CONT’D)

The proceeds from sales of mortgage-backed securities available for sale totaled $8.8 million during the six months ended September 30, 2012, and the gross realized gains on the sales totaled approximately $647,000. There were no sales of securities held to maturity during the six months ended September 30, 2012. There were no sales of securities available for sale and held to maturity during the six months ended September 30, 2011.

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	September 30,	March 31,
	2012	2012
	(In Thousands)
Real estate:
One- to four-family	$415,882	$398,174
Multi-family	15,008	14,084
Commercial	14,270	14,844
Construction	2,278	1,380

	447,438	428,482

Consumer:
Second mortgage	7,046	7,892
Passbook or certificate	864	797
Equity lines of credit	2,167	2,097
Other loans	55	555

	10,132	11,341

Total Loans	457,570	439,823

Less:
Loans in process	(891)	(744)
Net purchase premiums, discounts, and deferred loan costs	427	(156)

	(464)	(900)

	$457,106	$438,923

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The allowance for loan losses consists of general and unallocated components. For loans that are classified as impaired, a valuation allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component of the allowance covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one- to four-family real estate, construction real estate, second mortgage loans, home equity lines of credit and passbook loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors to reflect current conditions. The historical loss factor is adjusted by qualitative risk factors which include:

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

Real Estate:

1. One-to Four-Family Loans - consists of loans secured by first liens on either owner occupied or investment properties. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank has always had conservative underwriting standards and does not have sub-prime loans in its loan portfolio.

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

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

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

The change in the allowance for loan losses for the three and six months ended September 30, 2012 and 2011 is as follows:

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At June 30, 2012:
Total allowance for loan losses	$1,842	$189	$103	$5	$40	$1	$10	$2,190
Charge-offs	(82)	—	—	—	—	—	—	(82)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	138	14	3	4	(1)	—	34	192

At September 30, 2012:
Total allowance for loan losses	$1,898	$203	$106	$9	$39	$1	$44	$2,300

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2012:
Total allowance for loan losses	$1,733	$193	$105	$4	$42	$1	$12	$2,090
Charge-offs	(82)	—	—	—	—	—	—	(82)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	247	10	1	5	(3)	—	32	292

At September 30, 2012:
Total allowance for loan losses	$1,898	$203	$106	$9	$39	$1	$44	$2,300

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At June 30, 2011:
Total allowance for loan losses	$1,661	$113	$97	$8	$48	$2	$11	$1,940
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	9	5	(13)	(2)	—	—	1	—

At September 30, 2011:
Total allowance for loan losses	$1,670	$118	$84	$6	$48	$2	$12	$1,940

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2011:
Total allowance for loan losses	$1,601	$103	$93	$11	$46	$3	$23	$1,880
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	69	15	(9)	(5)	2	(1)	(11)	60

At September 30, 2011:
Total allowance for loan losses	$1,670	$118	$84	$6	$48	$2	$12	$1,940

The following table presents the allocation of the allowance for loan losses by loan class at September 30 and March 31, 2012.

September 30, 2012	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,898	203	106	9	39	1	44	2,300

Total	$1,898	$203	$106	$9	$39	$1	$44	$2,300

Loans:
Individually evaluated for impairment	$529	$—	$254	$—	$—	$—	$—	$783
Collectively evaluated for impairment	415,353	15,008	14,016	2,278	9,213	919	—	456,787

Total	$415,882	$15,008	$14,270	$2,278	$9,213	$919	$—	$457,570

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

March 31, 2012	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,733	193	105	4	42	1	12	2,090

Total	$1,733	$193	$105	$4	$42	$1	$12	$2,090

Loans:
Individually evaluated for impairment	$909	$—	$256	$—	$—	$—	$—	$1,165
Collectively evaluated for impairment	397,265	14,084	14,588	1,380	9,989	1,352	—	438,658

Total	$398,174	$14,084	$14,844	$1,380	$9,989	$1,352	$—	$439,823

The aggregate amount of classified loan balances are as follows at September 30 and March 31, 2012:

September 30, 2012	One-to-four Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or certificate and Other Loans	Total Loans
	(In Thousands)
Pass	$400,646	$15,008	$13,110	$1,855	$9,035	$919	$440,573
Pass-watch	8,499	—	660	423	—	—	9,582
Special mention	2,185	—	246	—	33	—	2,464
Substandard	4,552	—	254	—	145	—	4,951
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$415,882	$15,008	$14,270	$2,278	$9,213	$919	$457,570

March 31, 2012	One-to-four Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or certificate and Other Loans	Total Loans
	(In Thousands)
Pass	$386,604	$13,516	$12,083	$1,380	$9,823	$1,352	$424,758
Pass-watch	5,605	568	2,505	—	—	—	8,678
Special mention	2,294	—	—	—	64	—	2,358
Substandard	3,671	—	256	—	102	—	4,029
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$398,174	$14,084	$14,844	$1,380	$9,989	$1,352	$439,823

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information with respect to our nonaccrual loans at September 30 and March 31, 2012. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest becomes doubtful. As of September 30 and March 31, 2012, nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained period of repayment performance (generally six months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

	September 30,	March 31,
	2012	2012
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One-to four-family	$4,038	$3,671
Multi-family	—	—
Commercial	—	—
Consumer and other loans:
Second mortgage	145	102

Total nonaccrual loans	$4,183	$3,773

The following table provides information about delinquencies in our loan portfolio at September 30 and March 31, 2012.

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One-to four-family	$1,986	$899	$3,347	$6,232	$409,650	$415,882
Multi-family	—	—	—	—	15,008	15,008
Commercial	246	254	—	500	13,770	14,270
Construction	—	—	—	—	2,278	2,278
Consumer and other loans:
Second mortgage and equity lines of credit	76	79	49	204	9,009	9,213
Passbook or certificate and other loans	—	—	—	—	919	919

Total	$2,308	$1,232	$3,396	$6,936	$450,634	$457,570

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One-to four-family	$3,982	$191	$3,124	$7,297	$390,877	$398,174
Multi-family	—	—	—	—	14,084	14,084
Commercial	—	—	—	—	14,844	14,844
Construction	—	—	—	—	1,380	1,380
Consumer and other loans:
Second mortgage and equity lines of credit	102	—	52	154	9,835	9,989
Passbook or certificate and other loans	6	—	—	6	1,346	1,352

Total	$4,090	$191	$3,176	$7,457	$432,366	$439,823

There were no loans that are past due greater than ninety days that were accruing as of September 30 and March 31, 2012.

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

Impaired loans, none of which had a related allowance at, or for the periods ending September 30, 2012 and 2011, and March 31, 2012, were as follows:

At or For The Three Months Ended September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$529	$721	$—	$529	$8
Multi-family	—	—	—	—	—
Commercial	254	254	—	254	3
Consumer and other loans:
Second mortgage	—	—	—	—	—

Total impaired loans	$783	$975	$—	$783	$11

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

At or For The Three Months Ended September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,061	$1,244	$—	$1,223	$16
Multi-family	—	—	—	—	—
Commercial	385	385	—	385	—
Consumer and other loans:
Second mortgage	—	—	—	—	—

Total impaired loans	$1,446	$1,629	$—	$1,608	$16

At or For The Six Months Ended September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$529	$721	$—	$647	$14
Multi-family	—	—	—	—	—
Commercial	254	254	—	255	5
Consumer and other loans:
Second mortgage	—	—	—	—	—

Total impaired loans	$783	$975	$—	$902	$19

At or For The Six Months Ended September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,061	$1,244	$—	$1,197	$29
Multi-family	—	—	—	—	—
Commercial	385	385	—	385	—
Consumer and other loans:
Second mortgage	—	—	—	—	—

Total impaired loans	$1,446	$1,629	$—	$1,582	$29

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

At or For The Year Ended March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$909	$1,119	$—
Multi-family	—	—	—
Commercial	256	256	—
Consumer and other loans:
Second mortgage	—	—	—

Total impaired loans	$1,165	$1,375	$—

The recorded investment in loans modified in a troubled debt restructuring totaled $529,000 and $909,000, respectively, at September 30 and March 31, 2012, of which $9,000 and $34,000, respectively, were 30-59 days past due, and $209,000 and $218,000, respectively, were 90 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at September 30 and March 31, 2012. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment. There were no new troubled debt restructurings or defaults on troubled debt restructurings during the three and six months ended September 30, 2012.

8. FAIR VALUE

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

In addition, the guidance requires the Company to disclose the fair value for certain assets and liabilities on both a recurring and non-recurring basis.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE (CONT’D)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30 and March 31, 2012 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
September 30, 2012:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$6,740	$—	$6,740	$—
Federal National Mortgage Association	6,490	—	6,490	—
Debt securities:
Government-sponsored enterprises	20,013	—	20,013	—

Total securities available for sale	$33,243	$—	$33,243	$—

March 31, 2012:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$7,719	$—	$7,719	$—
Federal National Mortgage Association	17,405	—	17,405	—
Debt securities:
Government-sponsored enterprises	45,071	—	45,071	—

Total securities available for sale	$70,195	$—	$70,195	$—

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30 or March 31, 2012. For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30 and March 31, 2012 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
September 30, 2012
Real estate owned	$93	$—	$—	$93
March 31, 2012
Real estate owned	$139	$—	$—	$139
Impaired loans	313	—	—	313

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE (CONT’D)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

September 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real Estate Owned	$93	Contract sale price (1)	Liquidation expenses (2)	7	%(7%)

(1)	Fair value is based upon the contract sale price.
(2)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at September 30 and March 31, 2012.

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE (CONT’D)

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

As of September 30 and March 31, 2012, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

September 30, 2012	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$39,808	$39,808	$39,808	$—	$—
Securities available for sale	33,243	33,243	—	33,243	—
Securities held to maturity	459,339	483,610	—	483,610	—
Net loans receivable	454,806	485,311	—	—	485,311
Federal Home Loan Bank of New York stock	4,027	4,027	4,027	—	—
Interest receivable	3,447	3,447	3,447	—	—
Financial liabilities:
Deposits	782,646	789,792	190,949	598,843	—
FHLB advances	55,387	63,463	—	63,463	—
Interest payable	216	216	216	—	—

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE (CONT’D)

March 31, 2012	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$40,257	$40,257	$40,257	$—	$—
Securities available for sale	70,195	70,195	—	70,195	—
Securities held to maturity	504,014	521,449	—	521,449	—
Net loans receivable	436,833	462,509	—	—	462,509
Federal Home Loan Bank of New York stock	5,127	5,127	5,127	—	—
Interest receivable	3,927	3,927	3,927	—	—
Financial liabilities:
Deposits	826,275	835,021	188,281	646,740	—
FHLB advances	78,679	88,318	—	88,318	—
Interest payable	290	290	290	—	—

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

10. WITHDRAWAL OF APPLICATION OF PLAN OF CONVERSION AND REORGANIZATION

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. WITHDRAWAL OF APPLICATION OF PLAN OF CONVERSION AND REORGANIZATION(CON’TD)

On February 7, 2011, the Company announced the postponement of the conversion and offering following the issuance of a “Needs to Improve” rating to the Bank by the Office of Thrift Supervision (the “OTS”), the Bank’s former primary federal regulator, as a result of its most recent Community Reinvestment Act (“CRA”) examination. On June 22, 2011, the Company announced that it had withdrawn its application for conversion that had been pending before the OTS. As a result of the postponement and withdrawal of the application for conversion, the Company expensed approximately $939,000 in conversion and offering costs, which represents all of the costs associated with the conversion and offering. For the three and six months ended September 30, 2011, $17,000 and $527,000 in conversion costs were expensed by the Company, which consisted of legal expense of $0 and $302,000, respectively, and other non-interest expenses of $17,000 and $225,000, respectively. The Bank has focused on improving its record of lending to lower income individuals in the communities served by the Bank. The Company remains committed to the completion of its conversion offering, but does not plan to proceed with its offering until the Bank is able to obtain a rating of “satisfactory” or better on its CRA performance.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. (See Part II - “Item 1A: Risk Factors.”) Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 under Part I - “Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 47.5% and 43.9%, respectively, of total assets at September 30, 2012, as compared to 52.1% and 39.7%, respectively, of total assets at March 31, 2012. Cash and cash equivalents increased to 3.8% of total assets at September 30, 2012, as compared to 3.7% at March 31, 2012. The Company’s investment and mortgage-backed securities portfolios consist of mostly U.S. government-sponsored or guaranteed enterprises.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”). Deposits decreased $43.6 million, or 5.3%, between March 31, 2012 and September 30, 2012, and borrowed funds decreased by $23.3 million, or 29.6%, during this period. The decrease in deposits was due to the Bank’s continued strategy of pricing deposits to allow for controlled outflow of non-core deposits to maintain the net interest margin and spread in this current economic environment. The balance in borrowed funds was $55.4 million at September 30, 2012 as compared to $78.7 million at March 31, 2012. During the six months ended September 30, 2012, $16.2 million of long-term borrowings were paid off in advance of their maturity and $7.1 million were repaid in accordance with their original terms.

Net interest income decreased $315,000, or 5.1%, during the three months ended September 30, 2012, when compared with the same 2011 period. This decrease in net interest income was due to a $1.4 million decrease in total interest income partially offset by a decrease in total interest expense of $1.1 million. Average interest-earning assets decreased $71.9 million, or 6.8%, during the three months ended September 30, 2012, while average interest-bearing liabilities decreased $86.8 million, or 9.4%, when compared with the same 2011 period. The $14.9 million decrease in average

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

net interest-earning assets was mainly attributable to a decrease of $110.7 million in investment securities offset by increases of $13.2 million in loans, $21.2 million in mortgage-backed securities, and $4.4 million in other interest- earning assets and decreases in deposits of $53.8 million and borrowings of $33.0 million. The net interest rate spread increased 6 basis points during the three months ended September 30, 2012, to 2.15% from 2.09% during the three months ended September 30, 2011. This was due to a decrease of 34 basis points in the cost of interest-bearing liabilities which was partially offset by a decrease of 28 basis points in the return on interest-earning assets. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended September 30, 2012, non-interest income increased $133,000, or 50.6%, as compared to the comparable period in 2011 as the result of a $647,000 gain on sale of securities partially offset by a $527,000 loss on extinguishment of debt. Provision for loan losses increased $192,000 for the three months ended September 30, 2012, and non-interest expenses increased $136,000, or 4.2%, between periods.

Changes in Financial Condition

The Company’s assets at September 30, 2012 totaled $1.04 billion, which represents a decrease of $65.2 million or 5.9% as compared with $1.10 billion at March 31, 2012.

Cash and cash equivalents decreased $449,000, or 1.1% to $39.8 million at September 30, 2012 as compared to $40.3 million at March 31, 2012.

Securities available for sale at September 30, 2012 decreased $37.0 million, or 52.6% to $33.2 million from $70.2 million at March 31, 2012. The decrease during the six months ended September 30, 2012 resulted primarily from maturities, calls, and repayments, totaling $43.0 million, proceeds from sales totaling $8.8 million and a decrease of $777,000 in the unrealized gain on the portfolio, partially offset by purchases of $15.0 million in securities.

Securities held to maturity at September 30, 2012 decreased $44.7 million, or 8.9% to $459.3 million from $504.0 million at March 31, 2012. The decrease during the six months ended September 30, 2012 resulted primarily from maturities, calls and repayments totaling $143.3 million, partially offset by purchases of securities totaling $98.6 million.

Net loans at September 30, 2012 increased $18.0 million, or 4.1% to $454.8 million when compared with $436.8 million at March 31, 2012. The increase during the six months ended September 30, 2012 resulted primarily from origination volume and purchases of loans exceeding repayment levels. The Bank continues to supplement its internal origination volume with purchases of loans from various sources. The largest increase in the loan portfolio was in one- to four-family real estate loans, which increased $17.7 million, or 4.4%.

Total liabilities decreased $65.7 million, or 7.2% to $849.3 million at September 30, 2012 from $915.0 million at March 31, 2012. Deposits at September 30, 2012 decreased $43.7 million, or 5.3% to $782.6 million when compared with $826.3 million at March 31, 2012, as the Bank’s continued the strategy of pricing deposits to allow for controlled outflow of non-core deposits to maintain the net interest margin and spread in this current economic environment. Borrowed funds decreased $23.3 million, or 29.6% to $55.4 million at September 30, 2012, as compared with $78.7 million at March 31, 2012. During the six months ended September 30, 2012, $16.2 million of long-term borrowings were paid off in advance of their maturity and $7.1 million were repaid in accordance with their original terms. At September 30, 2012, the remaining borrowings of $55.4 million had a weighted average interest rate of 3.83%.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition (Cont’d)

Stockholders’ equity totaled $187.0 million and $186.5 million at September 30, 2012 and March 31, 2012, respectively. The increase of $495,000, or 0.3%, for the six months ended September 30, 2012, resulted primarily from net income of $3.57 million, employee stock ownership shares committed to be released of $371,000, $73,000 for stock options and restricted stock awards earned under the Company’s 2005 Equity Incentive Plan and related tax benefits, partially offset by a net decrease in unrealized gains on the available for sale securities portfolio, net of income taxes, of $459,000 and cash dividends paid of $3.08 million.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011 (Cont’d.)

	Three Months Ended September 30,
	2012				2011
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Asstes:
Interest-earning assets:
Loans receivable	$452,146		$4,939	4.37%	$438,974		$5,252	4.79%
Mortgage-backed securities	357,920		3,194	3.57%	336,681		3,571	4.24%
Investment securities	140,384		746	2.13%	251,065		1,453	2.31%
Other interest-earning assets	40,507		61	0.60%	36,115		69	0.76%

Total interest-earning assets	990,957		8,940	3.61%	1,062,835		10,345	3.89%

Noninterest-earning assets	63,644				72,029

Total assets	$1,054,601				$1,134,864

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	$57,060		27	0.19%	$54,501		48	0.35%
Savings and Club accounts	123,611		77	0.25%	120,866		126	0.42%
Certificates of deposit	597,420		2,369	1.59%	656,498		3,085	1.88%

Total interest-bearing deposits	778,091		2,473	1.27%	831,865		3,259	1.57%
Borrowed funds	59,825		591	3.95%	92,850		895	3.86%

Total interest-bearing liabilities	837,916		3,064	1.46%	924,715		4,154	1.80%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	9,324				7,688
Other noninterest-bearing liabilities	20,499				20,109

Total noninterest-bearing liabilities	29,823				27,797
Total liabilities	867,739				952,512
Stockholders’ equity	186,862				182,352

Total liabilities and stockholders’ equity	$1,054,601				$1,134,864

Net interest income			$5,876				$6,191

Interest rate spread				2.15%				2.09%
Net interest margin				2.37%				2.33%
Average interest-earning assets to average interest-bearing liabilities	1.18	x			1.15	x

Net income decreased $321,000, or 15.5% to $1.75 million for the three months ended September 30, 2012 compared with $2.07 million for the same 2011 period. The decrease in net income during the 2012 period resulted primarily from a decrease of $315,000, or 5.1%, in net interest income, an increase of $192,000 in provision for loan losses, a $527,000 loss from extinguishment of debt, and an increase of $136,000, or 4.2%, in noninterest expenses, partially offset by a gain on sale of securities of $647,000 and a decrease of $189,000, or 16.6% in income taxes.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011 (Cont’d.)

Interest income on loans decreased by $313,000, or 6.0%, to $4.94 million during the three months ended September 30, 2012, when compared with $5.25 million for the same 2011 period. The decrease during the 2012 period mainly resulted from a decrease in the yield earned on the loan portfolio of 42 basis points, to 4.37% from 4.79%, partially offset by an increase of $13.2 million, or 3.0%, in the average balance when compared to the same period in 2011. Interest income on mortgage-backed securities decreased $377,000, or 10.6%, to $3.19 million during the three months ended September 30, 2012, when compared with $3.57 million for the same 2011 period. The decrease during the 2012 period resulted from a decrease of 67 basis points in the yield earned on mortgage-backed securities to 3.57% from 4.24%, partially offset by an increase of $21.2 million, or 6.3%, in the average balance of mortgage-backed securities outstanding due to purchases exceeding repayments during the period. Interest earned on investment securities decreased by $707,000, or 48.7% to $746,000 during the three months ended September 30, 2012, when compared to $1.45 million during the same 2011 period, due to a decrease in the average balance of $110.7 million, or 44.1%, coupled with an 18 basis point decrease in yield to 2.13% from 2.31%. The balance of investment securities decreased as many securities were called during the period. To a lesser extent, the balance of investment securities decreased due to securities sales. Interest earned on other interest-earning assets decreased by $8,000, or 11.6% to $61,000 during the three months ended September 30, 2012, when compared to $69,000 during the same 2011 period primarily due to a decrease of 18 basis points in the yield to 0.60% from 0.78%, partially offset by an increase of $4.4 million, or 12.2% in the average balance. Other interest-earning assets increased due to the funds received from investment securities called during the quarter not yet being redeployed into higher yielding assets. The decrease in the yields on all interest-earning assets was the result of overall lower market interest rates.

Interest expense on deposits decreased $786,000, or 24.1% to $2.47 million during the three months ended September 30, 2012, when compared to $3.26 million during the same 2011 period. The decrease was primarily attributable to a decrease of 30 basis points in the cost of interest-bearing deposits to 1.27% from 1.57%, coupled with a decrease of $53.8 million, or 6.5% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. The decrease in the balance was the result of the Bank’s continued strategy of pricing deposits to allow for controlled outflow of non-core deposits to maintain the net interest margin and spread in this current economic environment. Interest expense on borrowed money decreased approximately $304,000, or 34.0%, to $591,000 during the three months ended September 30, 2012 when compared with $895,000 during the same 2011 period. Such decrease was primarily attributable to a decrease of $33.0 million, or 35.6%, in the average balance of borrowings, partially offset by as increase of 9 basis points in the cost of borrowings to 3.95% from 3.86%. Net interest income decreased $315,000, or 5.1% during the three months ended September 30, 2012, to $5.88 million when compared to $6.19 million for the same 2011 period. The $86.8 million decrease in average interest-bearing liabilities was primarily due to a decrease of $53.8 million in interest-bearing deposits coupled with a decrease of $33.0 million in borrowings. The net interest rate spread increased 6 basis points due to a 34 basis point decrease in the cost of interest-bearing liabilities partially offset by a decrease of 28 basis points in the yield earned on interest-earning assets.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011 (Cont’d.)

The provision for loan losses increased to $192,000 for the three months ended September 30, 2012 as compared to $-0- for the same period in 2011. The allowance for loan losses is based on management’s qualitative analysis which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2012 and 2011, the Bank’s non-accrual loans totaled $4.2 million and $3.1 million, respectively, representing 0.91% and 0.69%, respectively, of total gross loans, and 0.40% and 0.27%, respectively, of total assets. At March 31, 2012, nonaccrual loans totaled $3.8 million, or 0.86% and 0.34% of total gross loans and total assets, respectively. During the three months ended September 30, 2012, the Bank recorded an $82,000 charge off on a one-to four-family loan. During the three months ended September 30, 2011 the Bank did not charge off any loans. At September 30, 2012, non-accrual loans consisted of twenty-three loans secured by one- to four-family residential real estate, three second mortgage loans secured by one- to four-family residential real estate, and one second mortgage loan secured by commercial real estate, while at September 30, 2011, non-accrual loans consisted of fourteen loans secured by one- to four-family residential real estate loans, and three loans secured by commercial real estate, one of which is a second mortgage. Included in these non-accrual loans at September 30, 2012 are seven loans totaling $787,000 that are current or less than ninety days delinquent. At September 30, 2011, no loans less than ninety days delinquent were included in non-accrual loans. In December 2011, the Bank amended its non-accrual policy to expand the classification of non-accrual loans to include loans that were previously ninety days or more delinquent until there is a sustained period of repayment performance (generally six months) by the borrower in accordance with the contractual terms of the loan. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $783,000, $1.2 million and $1.6 million at September 30, 2012, March 31, 2012 and September 30, 2011, respectively. The allowance for loan losses amounted to $2.30 million, $2.09 million, and $1.94 million, respectively, at September 30, 2012, March 31, 2012, and September 30, 2011, representing 0.50%, 0.48%, and 0.44% of total gross loans at September 30, 2012, March 31, 2012 and September 30, 2011, respectively.

Non-interest income increased $133,000, or 50.6%, during the three months ended September 30, 2012, as compared to the comparable period in 2011 as the result of a $647,000 gain on sale of securities partially offset by a $527,000 loss on extinguishment of debt. The loss of extinguishment of debt and gain on sale of securities resulted from a deleveraging strategy implemented in July 2012. Advances totaling $16.2 million which had a weighted average rate of 3.67% were extinguished. This was funded by the sale of $8.2 million of mortgage-backed securities and by cash. No such transactions occurred during the three months ended September 30, 2011.

Non-interest expense increased $136,000, or 4.2%, to $3.38 million for the three months ended September 30, 2012 as compared to $3.25 million for the three months ended September 30, 2011. The increase was primarily the result of increases of $94,000, or 5.4%, in salary and employee benefit expenses, and $34,000, or 7.9%, in other expenses.

Income taxes totaled $950,000 and $1.14 million during the three months ended September 30, 2012 and 2011, respectively. The decrease of $189,000, or 16.6% during the 2012 period resulted from a decrease in pre-tax income. The overall effective income tax rate was 35.2% in the 2012 period compared with 35.5% for the 2011 period.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2012 and 2011

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2012 and 2011 (Cont’d.)

	Six Months Ended September 30,
	2012				2011
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Asstes:
Interest-earning assets:
Loans receivable	$446,300		$9,878	4.43%	$440,288		$10,609	4.82%
Mortgage-backed securities	358,381		6,662	3.72%	331,178		7,171	4.33%
Investment securities	170,149		1,865	2.19%	251,376		3,074	2.45%
Other interest-earning assets	37,219		125	0.67%	31,257		143	0.91%

Total interest-earning assets	1,012,049		18,530	3.66%	1,054,099		20,997	3.98%

Noninterest-earning assets	60,608				76,161

Total assets	$1,072,657				$1,130,260

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	$57,065		65	0.23%	$55,125		104	0.38%
Savings and Club accounts	123,454		185	0.30%	120,671		273	0.45%
Certificates of deposit	610,272		4,920	1.61%	655,542		6,182	1.89%

Total deposits	790,791		5,170	1.31%	831,338		6,559	1.58%
Advances from the FHLB	67,731		1,330	3.93%	93,771		1,808	3.86%

Total interest-bearing liabilities	858,522		6,500	1.51%	925,109		8,367	1.81%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	8,792				7,718
Other noninterest-bearing liabilities	18,571				15,869

Total noninterest-bearing liabilities	27,363				23,587
Total liabilities	885,885				948,696
Stockholders’ equity	186,772				181,564

Total liabilities and stockholders’ equity	$1,072,657				$1,130,260

Net interest income			$12,030				$12,630

Interest rate spread				2.15%				2.17%
Net interest margin				2.38%				2.40%
Average interest-earning assets to average interest-bearing liabilities	1.18	x			1.14	x

Net income decreased $292,000, or 7.6% to $3.57 million for the six months ended September 30, 2012 compared with $3.86 million for the same 2011 period. The decrease in net income during the 2012 period resulted primarily from a decrease in net interest income of $600,000, or 4.8%, an increase in provision for loan losses of $232,000, or 386.7%, a $99,000 loss on the write-down of land held for sale, and a $527,000 loss on extinguishment of debt, partially offset by a gain on sale of securities of $647,000, a decrease of $307,000, or 4.3%, in noninterest expenses, and a decrease of $196,000 or 9.2%, in income taxes.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2012 and 2011 (Cont’d.)

Interest income on loans decreased by $731,000, or 6.9%, to $9.88 million during the six months ended September 30, 2012, when compared with $10.61 million for the same 2011 period. The decrease during the 2012 period mainly resulted from a decrease in the yield earned on the loan portfolio of 39 basis points, to 4.43% from 4.82%, partially offset by an increase of $6.0 million, or 1.4% in the average balance of loans when compared to the same period in 2011. Interest income on mortgage-backed securities decreased $509,000, or 7.1%, to $6.66 million during the six months ended September 30, 2012, when compared with $7.17 million for the same 2011 period. The decrease during the 2012 period resulted from a decrease of 61 basis points in the yield earned on mortgage-backed securities to 3.72% from 4.33% partially offset by an increase of $27.2 million, or 8.2% in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $1.2 million, or 39.3%, to $1.87 million during the six months ended September 30, 2012, when compared to $3.07 million during the same 2011 period, due to a decrease in the average balance of $81.2 million, or 32.3%, and a decrease of 26 basis points in yield to 2.19% from 2.45%. The balance of investment securities decreased as many securities were called and this accounted for the largest decrease in assets. Interest earned on other interest-earning assets decreased by $18,000, or 12.6% to $125,000 during the six months ended September 30, 2012, when compared to $143,000 during the same 2011 period primarily due to a decrease of 24 basis points in yield to 0.67% from 0.91%, partially offset by an increase of $6.0 million, or 19.1%, in the average balance.

Interest expense on deposits decreased $1.39 million, or 21.2% to $5.17 million during the six months ended September 30, 2012, when compared to $6.56 million during the same 2011 period. Such decrease was primarily attributable to a decrease of 27 basis points in the cost of interest-bearing deposits to 1.31% from 1.58%, along with a decrease of $40.5 million, or 4.9% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. The decrease in the balance was the result of the Bank’s continued strategy of pricing deposits to allow for controlled outflow of non-core deposits to maintain the net interest margin and spread in this current economic environment. Interest expense on borrowed money decreased approximately $478,000, or 26.4% to $1.33 million during the six months ended September 30, 2012 when compared with $1.81 million during the same 2011 period. The decrease was primarily attributable to a decrease of $26.0 million, or 27.8% in the average balance of borrowings, partially offset by an increase of 7 basis points in the cost of borrowings to 3.93% from 3.86%. Net interest income decreased $600,000, or 4.8% during the six months ended September 30, 2012, to $12.03 million when compared to $12.63 million for the same 2011 period. The average balance of investment securities decreased as deposits, borrowings and total assets decreased. Other interest-earning assets increased as the balance of interest-earning deposits increased as some funds received from investment securities called during the quarter had not yet been redeployed into higher yielding assets. Loans increased as origination and purchase volume was slightly in excess of repayments. Mortgage-backed securities increased as purchases of these types of securities exceeded repayment levels. The $67.0 million decrease in average interest-bearing liabilities was primarily due to a decrease of $40.5 million in interest-bearing deposits and a decrease of $26.0 million in borrowings. The net interest rate spread decreased 2 basis points due to a decrease of 32 basis points in the average yield earned on interest-earning assets partially offset by a 30 basis point decrease in the average cost of interest-bearing liabilities.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2012 and 2011 (Cont’d.)

The provision for loan losses increased $232,000, or 386.7% to $292,000 during the six months ended September 30, 2012 as compared to $60,000 recorded during the same period in 2011. The allowance for loan losses is based on management’s evaluation of the risk inherent in the Bank’s loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. See “Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011” for a discussion of non-performing and impaired loans as of September 30, 2012, March 31, 2011 and September 30, 2012.

Non-interest income increased $37,000, or 7.0%, during the six months ended September 30, 2012, as compared to the comparable period in 2011 as the result of a $647,000 gain on sale of securities partially offset by a $527,000 loss on extinguishment of debt and a $99,000 write-down of land held for sale. The loss of extinguishment of debt and gain on sale of securities resulted from a deleveraging strategy implemented in July 2012. Advances totaling $16.2 million which had a weighted average rate of 3.67% were extinguished. This was funded by the sale of $8.2 million of mortgage-backed securities and by cash. No such transactions occurred during the six months ended September 30, 2011. The write- down of land held for sale was on a property which was sold in July 2012. There were no write-downs on this property for the six months ended September 30, 2011.

Non-interest expense decreased $307,000, or 4.3%, to $6.80 million for the six months ended September 30, 2012 as compared to $7.11 million for the six months ended September 30, 2011. The decrease was primarily the result of decreases of $376,000 or 80.5%, in legal expenses, and $100,000, or 9.3%, in other expenses partially offset by an increase of $163,000, or 4.6%, in salaries and employee benefit expenses. The decrease in legal expenses was primarily due to the expensing of legal fees totaling $302,000 during the 2011 period as a result of the withdrawal of the Bank’s second-step conversion application and the postponement of the Company’s related stock offering which was announced in June 2011. The decrease in other expenses was due to accounting, consulting, and regulatory application fee costs and other related costs of $205,000 that were expensed in the 2011 period as a result of the withdrawal of the second-step conversion application. The increase in salaries and employee benefits was mainly due to an increase in costs associated with the hiring of an enterprise risk officer and compliance officer in the 2012 period, along with normal annual salary increases.

Income taxes totaled $1.93 million and $2.13 million during the six months ended September 30, 2012 and 2011, respectively. The decrease of $196,000, or 9.2%, during the 2012 period resulted from lower pre-tax income. The overall effective income tax rate was 35.2% in the 2012 period compared with 35.6% for 2011.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $73.1 million, or 7.0% of total assets at September 30, 2012 as compared to $110.5 million, or 10.0% of total assets at March 31, 2012.

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company on a stand-alone basis is responsible for paying any dividends declared to its shareholders. The Company also may repurchase shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, at September 30, 2012, the Company had liquid assets of $11.8 million.

Cash was generated by operating and investing activities during the six months ended September 30, 2012. The primary sources of cash were net income and proceeds from principal repayments, maturities and calls of investment securities. Dividends declared and paid totaled $3.08 million during the six months ended September 30, 2012.

The Company’s primary investing activities are the origination of loans and the purchases of securities. Net loans amounted to $454.8 million and $436.8 million at September 30, 2012 and March 31, 2012, respectively. Securities, including available for sale and held to maturity issues, totaled $492.6 million and $574.2 million at September 30, 2012 and March 31, 2012, respectively. In addition to funding new loan production through operating and investing activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow overnight funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. At September 30, 2012, advances from FHLB amounted to $55.4 million at a weighted average rate of 3.83%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established unsecured overnight lines of credit at a daily adjustable rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2012, the Bank had outstanding commitments to originate loans totaling approximately $4.0 million, which included $3.3 million for fixed-rate one- to four-family mortgage loans with interest rates ranging from 2.75% to 3.75%, and $759,000 in adjustable rate one- to four-family mortgage loans with initial rates ranging from 3.00% to 3.625%.

At September 30, 2012 the Bank also had commitments outstanding to purchase $3.0 million in adjustable interest rate one- to four-family mortgage loans with initial interest rates ranging from 2.875% to 3.500%, and $3.4 million in fixed rate one- to four-family mortgage loans with interest rates ranging from 3.250% to 4.875%.

At September 30, 2012, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $4.6 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Certificates of deposit due within one year at September 30, 2012, totaled $331.2 million, or 56.0% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances due within one year at September 30, 2012 totaled $7.9 million.

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Bank’s capital position at September 30 and March 31, 2012, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2012:
Total risk-based capital (to risk-weighted assets)	$165,370	39.86%	$33,191	8.00%	$41,489	10.00%
Tier 1 capital (to risk-weighted assets)	163,070	39.30	16,596	4.00	24,893	6.00
Core (tier 1) capital (to adjusted total assets)	163,070	15.82	41,239	4.00	51,548	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	163,070	15.82	15,464	1.50	—	—
As of March 31, 2012:
Total risk-based capital (to risk-weighted assets)	$161,069	38.31%	$33,632	8.00%	$42,040	10.00%
Tier 1 capital (to risk-weighted assets)	158,979	37.82	16,816	4.00	25,224	6.00
Core (tier 1) capital (to adjusted total assets)	158,979	14.58	43,620	4.00	54,526	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	158,979	14.58	16,358	1.50	—	—

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

The table below sets forth the estimated changes in Clifton Savings Bank’s NPV and net interest income that would result from the designated changes in interest rates as of June 30, 2012, the most recent date the Bank’s interest rate risk was measured. Given the current economic environment, the Bank expects that these changes as of September 30, 2012 do not materially differ from the results presented. This data is for the Bank and its subsidiary only and does not included any assets of the Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis (Cont’d)

				Net Interest Income
	Net Portfolio Value (2)				Increase (Decrease) in
Change in Interest Rates	Estimated	Estimated Increase (Decrease)		Estimated Net Interest	Estimated Net Interest Income
Basis Point (bp) (1)	NPV	Amount	Percent	Income (3)	Amount	Percent
	(Dollars in Thousands)
+200 bp	$148,691	($34,807)	(18.97)%	$23,531	($316)	(1.33)%
0	183,498	—	—	23,847	—	—
(100)	178,385	(5,113)	(2.79)	23,324	(523)	(2.19)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates at June 30, 2012, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 18.97% decrease in NPV and a $316,000 or 1.33%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 2.79% decrease in NPV and a $523,000, or 2.19%, decrease in net interest income. Please note that the NPV is a theoretical liquidation calculation which assumes the Bank is no longer a going concern and that the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, this data does not reflect any future actions management may take in response to changes in interest rates, such as changing the mix of assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A: Risk Factors

A number of our loans are secured by property located on the New Jersey barrier islands and surrounding areas, which properties may have been damaged by Storm Sandy.

We have extended loans to customers that are secured by properties located in the New Jersey barrier islands and surrounding areas. These areas were severely damaged by Storm Sandy, which impacted the Mid-Atlantic and Northeastern regions of the United States from October 28, 2012 to October 30, 2012. On most collateral dependent loans, our exposure is limited due to the existence of flood and property insurance. We monitor our borrower’s insurance coverage on a regular basis and force place insurance, as necessary. We are in the process of assessing the damage that may have occurred to the underlying properties and there is a risk that collateral for these loans has been damaged. As of the date of this filing, the Company does not have the information required to determine the extent of potential loss, if any, related to these loans.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2012, as filed with the SEC on June 8, 2012, which could materially affect our business, financial condition and/or operating results. As of September 30, 2012, the risk factors of the Company have not changed materially from those reported in the Form 10-K, except as described above. The risks described in the Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended September 30, 2012.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchase of Our Equity Securities. In June 2012, 1,202 shares at $10.07 per share were repurchased as payment of taxes due upon the vesting of the restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. The Company had no approved repurchase programs during the quarter ended September 30, 2012.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Charter of Clifton Savings Bancorp, Inc. (1)

3.2	By-Laws of Clifton Savings Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the unaudited Consolidated Financial Statements (detail tagged).

*	Furnished, not filed.
(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004 (File No. 000-50358).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON SAVINGS BANCORP, INC.

Date: November 8, 2012	By:	/s/ John A. Celentano, Jr.
John A. Celentano, Jr.
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2012	By:	/s/ Christine R. Piano
Christine R. Piano
Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)