Form 10-Q
period 2012-12-31
CLIFTON SAVINGS BANCORP INC
filed 2013-02-07
CIK 1240581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 1, 2013: 26,152,365 shares outstanding.

CLIFTON SAVINGS BANCORP, INC.

AND SUBSIDIARIES

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	December 31, 2012	March 31, 2012
ASSETS
Cash and due from banks	$28,019	$11,534
Interest-bearing deposits in other banks	12,757	28,723

Cash and Cash Equivalents	40,776	40,257

Securities available for sale, at fair value:	16,858	70,195
Securities held to maturity, at cost (fair value of $478,772 at December 31, 2012 and $521,449 at March 31, 2012):	458,228	504,014
Loans receivable	451,071	438,923
Allowance for loan losses	(2,480)	(2,090)

Net Loans	448,591	436,833

Bank owned life insurance	35,240	27,577
Premises and equipment	7,990	8,075
Federal Home Loan Bank of New York stock	3,996	5,127
Interest receivable	3,143	3,927
Real estate owned	215	139
Other assets	5,172	5,296

Total Assets	$1,020,209	$1,101,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$12,120	$7,997
Interest bearing	758,985	818,278

Total Deposits	771,105	826,275

Advances from Federal Home Loan Bank of New York	54,694	78,679
Advance payments by borrowers for taxes and insurance	4,908	5,139
Other liabilities and accrued expenses	3,984	4,886

Total Liabilities	834,691	914,979

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock ($.01 par value), 1,000,000 shares authorized; shares issued or outstanding—none	—	—
Common stock ($.01 par value), 75,000,000 shares authorized; 30,530,470 shares issued, 26,137,415 shares outstanding at December 31, 2012; 26,138,138 shares outstanding at March 31, 2012	305	305
Paid-in capital	136,096	135,965
Deferred compensation obligation under Rabbi Trust	286	273
Retained earnings	100,764	101,835
Treasury stock, at cost; 4,393,055 shares at December 31, 2012; 4,392,332 shares at March 31, 2012	(47,370)	(47,363)
Common stock acquired by Employee Stock Ownership Plan (“ESOP”)	(4,396)	(4,946)
Accumulated other comprehensive income	80	619
Stock held by Rabbi Trust	(247)	(227)

Total Stockholders’ Equity	185,518	186,461

Total Liabilities and Stockholders’ Equity	$1,020,209	$1,101,440

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Interest Income:
Loans	$4,837	$5,176	$14,715	$15,785
Mortgage-backed securities	3,111	3,514	9,773	10,685
Debt securities	599	1,409	2,464	4,483
Other interest-earning assets	53	62	178	205

Total Interest Income	8,600	10,161	27,130	31,158

Interest Expense:
Deposits	2,264	3,139	7,434	9,698
Advances	536	879	1,866	2,687

Total Interest Expense	2,800	4,018	9,300	12,385

Net Interest Income	5,800	6,143	17,830	18,773
Provision for Loan Losses	450	76	742	136

Net Interest Income after Provision for Loan Losses	5,350	6,067	17,088	18,637

Non-Interest Income:
Fees and service charges	50	52	162	159
Bank owned life insurance	229	220	662	650
Gain on sale of securities	—	—	647	—
Loss on disposal of premises and equipment	(3)	—	(3)	(9)
Loss on extinguishment of debt	—	—	(527)	—
Loss on write-down of land held for sale	—	(109)	(99)	(109)
Other	2	—	3	2

Total Non-Interest Income	278	163	845	693

Non-Interest Expenses:
Salaries and employee benefits	1,672	1,620	5,384	5,169
Occupancy expense of premises	379	310	1,098	1,019
Equipment	320	261	880	796
Directors’ compensation	285	176	656	544
Advertising	58	45	171	184
Legal	42	51	133	518
Federal deposit insurance premium	121	138	379	402
Other	549	441	1,528	1,520

Total Non-Interest Expenses	3,426	3,042	10,229	10,152

Income before Income Taxes	2,202	3,188	7,704	9,178
Income Taxes	688	1,106	2,622	3,236

Net Income	$1,514	$2,082	$5,082	$5,942

Net Income per Common Share:
Basic	$0.06	$0.08	$0.20	$0.23

Diluted	$0.06	$0.08	$0.20	$0.23

Dividends per common share	$0.12	$0.06	$0.24	$0.18

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	25,690,312	25,616,651	25,672,039	25,598,095

Diluted	25,801,481	25,624,801	25,714,808	25,618,849

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2012	2011	2012	2011
Net income	$1,514	$2,082	$5,082	$5,942

Other comprehensive income (loss):
Gross unrealized holding (loss) gain on securities available for sale, net of income taxes (benefit) of ($75) and ($83), ($129) and $127, respectively	(110)	(120)	(186)	144
Reclassification adjustment for gross realized holding (gain) on securities available for sale, net of income tax of $-0- and $-0-, and $264 and $-0-, respectively	—	—	(383)	—
Benefit plans, net of income taxes of $7 and $1, $20 and $7, respectively	12	8	30	18

Total other comprehensive (loss) income	(98)	(112)	(539)	162

Total comprehensive income	$1,416	$1,970	$4,543	$6,104

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,082	$5,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	465	418
Net (accretion) of deferred fees and costs, premiums and discounts	(51)	(194)
Amortization component of net periodic pension cost	50	25
Provision for loan losses	742	136
Realized gain on sale of securities available for sale	(647)	—
Loss on disposal of premises and equipment	3	9
Loss on extinguishment of debt	527	—
Loss on write-down of land held for sale	99	109
Loss on write-down of real estate owned	46	—
Decrease in interest receivable	784	519
Deferred income tax (benefit)	250	(80)
Decrease in other assets	147	815
(Decrease) in accrued interest payable	(76)	(7)
(Decrease) in other liabilities	(826)	(811)
(Increase) in cash surrender value of bank owned life insurance	(662)	(650)
ESOP shares committed to be released	569	565
Loss on sale of real estate owned	1	1
Restricted stock expense	46	47
Stock option expense	59	99
Increase in deferred compensation obligation under Rabbi Trust	14	16

Net cash provided by operating activities	6,622	6,959

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	59,197	25,179
Securities held to maturity	200,657	160,525
Proceeds from sale of securities available for sale	8,827	—
Redemptions of Federal Home Loan Bank of New York stock	1,806	320
Purchases of:
Securities available for sale	(15,000)	(70,004)
Securities held to maturity	(154,884)	(144,397)
Loans receivable	(34,009)	(17,873)
Bank owned life insurance	(7,000)	—
Premises and equipment	(383)	(332)
Federal Home Loan Bank of New York stock	(675)	—
Net decrease in loans receivable	21,356	20,361
Proceeds from sale of real estate owned	92	135

Net cash provided by (used in) investing activities	79,984	(26,086)

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Nine Months Ended December 31,
	2012	2011
Cash flows from financing activities:
Net (decrease) in deposits	$(55,170)	$(4,570)
Payments on advances from Federal Home Loan Bank of New York	(24,512)	(5,276)
Net decrease in payments by borrowers for taxes and insurance	(231)	(138)
Dividends paid	(6,153)	(1,579)
Purchase of treasury stock	(27)	(11)
Income tax benefit from stock based compensation	6	7

Net cash (used in) financing activities	(86,087)	(11,567)

Net increase (decrease) in cash and cash equivalents	519	(30,694)
Cash and cash equivalents—beginning	40,257	58,069

Cash and cash equivalents—ending	$40,776	$27,375

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$9,376	$12,392

Income taxes paid	$3,876	$4,466

Non cash activities:
Transfer from loans receivable to real estate owned	$215	$177

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine month period ended December 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2012, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 8, 2012.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and nine months ended December 31, 2012 includes incremental shares related to outstanding options of 111,169 and 42,769, respectively. During the three and nine months ended December 31, 2012, no options were antidilutive. The calculation of diluted EPS for the three and nine months ended December 31, 2011 includes incremental shares related to outstanding options of 8,150 and 20,754, respectively. During the three and nine months ended December 31, 2011, the average number of options which were antidilutive totaled 1,344,815 and -0-, respectively.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DIVIDEND WAIVER

During the three and nine months ended December 31, 2011, Clifton MHC (“MHC”), the federally chartered mutual holding company of the Company, waived its right, upon non-objection from the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to receive cash dividends of approximately $1.0 million and $3.0 million, respectively.

As a result of restrictions implemented by the Federal Reserve Board, the MHC was unable to waive its receipt of dividends declared by the Company for the three and nine months ended December 31, 2012. Accordingly, the MHC received dividends from the Company totaling $2.0 million and $4.0 million during the three and nine months ended December 31, 2012, respectively. As a result of such regulatory considerations, the Company’s Board of Directors will be reviewing the Company’s dividend policy on a quarterly basis and can make no assurances that it will continue to declare regular quarterly cash dividends or that its dividend policy will not change in the future.

4. STOCK REPURCHASE PLANS

On November 29, 2012, the Company’s Board of Directors authorized the Company’s tenth repurchase plan for up to 280,000 shares of the Company’s outstanding common stock, representing approximately 3% of the outstanding shares owned by entities other than the MHC on that date. During the nine months ended December 31, 2012, 1,400 shares were repurchased under these plans at a total cost of approximately $15,000, or $10.53 per share. There were no stock repurchases under these plans made during the nine months ended December 31, 2011 as all authorized repurchase plans as of that date were complete.

Additionally, during the nine months ended December 31, 2012 and 2011, 1,202 and 1,061 shares, respectively, were repurchased at an aggregate cost of approximately $12,000, or $10.07 per share, and $11,000, or $10.67 per share, respectively, representing the withholding of shares subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan for payment of taxes due upon the vesting of restricted stock awards.

All repurchased shares are held as treasury stock for general corporate use.

5. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the director’s retirement plan and former President’s post-retirement health care plan were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(In Thousands)
Service cost	$16	$10	$46	$30
Interest cost	32	38	104	114
Amortization of past service cost	10	10	30	30
Amortization of unrecognized net loss (gain)	8	(1)	20	(5)
Settlement charge	117	—	117	—

Net periodic benefit cost	$183	$57	$317	$169

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$5,000	$10	$—	$5,010

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	5,597	457	—	6,054
Federal National Mortgage Association	5,435	359	—	5,794

	11,032	816	—	11,848

Total available for sale securities	$16,032	$826	$—	$16,858

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$44,994	$77	$—	$45,071

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	7,118	601	—	7,719
Federal National Mortgage Association	16,295	1,110	—	17,405

	23,413	1,711	—	25,124

Total available for sale securities	$68,407	$1,788	$—	$70,195

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SECURITIES (CONT’D)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$69,998	$697	$5	$70,690
Municipal bonds	2,002	—	2	2,000
Corporate bonds	49,902	2,053	1	51,954

	121,902	2,750	8	124,644

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	107,426	6,766	3	114,189
Federal National Mortgage Association	199,074	8,916	95	207,895
Governmental National Mortgage Association	29,826	2,218	—	32,044

	336,326	17,900	98	354,128

Total held to maturity securities	$458,228	$20,650	$106	$478,772

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$117,929	$559	$69	$118,419
Corporate bonds	49,855	568	561	49,862

	167,784	1,127	630	168,281

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	139,231	6,823	452	145,602
Federal National Mortgage Association	157,844	7,940	203	165,581
Governmental National Mortgage Association	39,155	2,830	—	41,985

	336,230	17,593	655	353,168

Total held to maturity securities	$504,014	$18,720	$1,285	$521,449

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SECURITIES (CONT’D)

Contractual maturity data for securities is as follows:

	December 31, 2012
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Debt securities:
Due after one but within five years	$5,000	$5,010

Mortgage-backed securities:
Due after five through ten years	2,921	3,146
Due after ten years	8,111	8,702

	11,032	11,848

Total available for sale securities	$16,032	$16,858

Held to maturity:
Debt securities:
Due less than one year	$7,002	$7,024
Due after one through five years	94,897	96,365
Due after five through ten years	20,003	21,255

	121,902	124,644

Mortgage-backed securities:
Due less than one year	3	3
Due after one through five years	308	325
Due after five through ten years	63,248	64,372
Due after ten years	272,767	289,428

	336,326	354,128

Total held to maturity securities	$458,228	$478,772

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at December 31 and March 31, 2012 were as follows:

	Less Than 12 Months		12 Months or More		Total
December 31, 2012:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to maturity:
Debt securities:
Government-sponsored enterprises	$19,995	$5	$—	$—	$19,995	$5
Corporate bonds	—	—	4,999	1	4,999	1
Municipal bonds	2,000	2	—	—	2,000	2

	21,995	7	4,999	1	26,994	8

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	390	2	30	1	420	3
Federal National Mortgage Association	8,951	91	188	4	9,139	95

	9,341	93	218	5	9,559	98

Total held to maturity securities	$31,336	$100	$5,217	$6	$36,553	$106

	Less Than 12 Months		12 Months or More		Total
March 31, 2012:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$34,912	$69	$—	$—	$34,912	$69
Corporate bonds	29,404	561	—	—	29,404	561

	64,316	630	—	—	64,316	630

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	22,258	450	277	2	22,535	452
Federal National Mortgage Association	18,101	198	244	5	18,345	203

	40,359	648	521	7	40,880	655

Total held to maturity securities	$104,675	$1,278	$521	$7	$105,196	$1,285

Management does not believe that any of the unrealized losses at December 31, 2012 (four bonds of Government-sponsored enterprises, one municipal bond, and one corporate bond included in debt securities, and six FNMA and three FHLMC mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SECURITIES (CONT’D)

The proceeds from sales of mortgage-backed securities available for sale totaled $8.8 million during the nine months ended December 31, 2012, and the gross realized gains on the sales totaled approximately $647,000. There were no sales of securities held to maturity during the nine months ended December 31, 2012. There were no sales of securities available for sale and held to maturity during the nine months ended December 31, 2011.

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	December 31,	March 31,
	2012	2012
	(In Thousands)
Real estate:
One- to four-family	$410,402	$398,174
Multi-family	15,110	14,084
Commercial	13,847	14,844
Construction	1,981	1,380

	441,340	428,482

Consumer:
Second mortgage	6,509	7,892
Passbook or certificate	844	797
Equity lines of credit	2,131	2,097
Other loans	55	555

	9,539	11,341

Total Loans	450,879	439,823

Less:
Loans in process	(356)	(744)
Net purchase premiums, discounts, and deferred loan costs	548	(156)

	192	(900)

	$451,071	$438,923

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

The change in the allowance for loan losses for the three and nine months ended December 31, 2012 and 2011 is as follows:

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Real Estate	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Construction	of Credit	Loans	Unallocated	Total
	(In Thousands)
At September 30, 2012:
Total allowance for loan losses	$1,898	$203	$106	$9	$39	$1	$44	$2,300
Charge-offs	(320)	—	—	—	—	—	—	(320)
Recoveries	50	—	—	—	—	—	—	50
Provision charged to operations	490	(4)	(3)	2	(2)	—	(33)	450

At December 31, 2012:
Total allowance for loan losses	$2,118	$199	$103	$11	$37	$1	$11	$2,480

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
At March 31, 2012:
Total allowance for loan losses	$1,733	$193	$105	$4	$42	$1	$12	$2,090
Charge-offs	(402)	—	—	—	—	—	—	(402)
Recoveries	50	—	—	—	—	—	—	50
Provision charged to operations	737	6	(2)	7	(5)	—	(1)	742

At December 31, 2012:
Total allowance for loan losses	$2,118	$199	$103	$11	$37	$1	$11	$2,480

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Real Estate	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Construction	of Credit	Loans	Unallocated	Total
	(In Thousands)
At September 30, 2011:
Total allowance for loan losses	$1,670	$118	$84	$6	$48	$2	$12	$1,940
Charge-offs	—	—	(6)	—	—	—	—	(6)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	(4)	74	8	—	1	(1)	(2)	76

At December 31, 2011:
Total allowance for loan losses	$1,666	$192	$86	$6	$49	$1	$10	$2,010

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2011:
Total allowance for loan losses	$1,601	$103	$93	$11	$46	$3	$23	$1,880
Charge-offs	—	—	(6)	—	—	—	—	(6)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	65	89	(1)	(5)	3	(2)	(13)	136

At December 31, 2011:
Total allowance for loan losses	$1,666	$192	$86	$6	$49	$1	$10	$2,010

The following table presents the allocation of the allowance for loan losses by loan class at December 31 and March 31, 2012.

December 31, 2012	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,118	199	103	11	37	1	11	2,480

Total	$2,118	$199	$103	$11	$37	$1	$11	$2,480

Loans:
Individually evaluated for impairment	$529	$—	$252	$—	$—	$—	$—	$781
Collectively evaluated for impairment	409,873	15,110	13,595	1,981	8,640	899	—	450,098

Total	$410,402	$15,110	$13,847	$1,981	$8,640	$899	$—	$450,879

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

March 31, 2012	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,733	193	105	4	42	1	12	2,090

Total	$1,733	$193	$105	$4	$42	$1	$12	$2,090

Loans:
Individually evaluated for impairment	$909	$—	$256	$—	$—	$—	$—	$1,165
Collectively evaluated for impairment	397,265	14,084	14,588	1,380	9,989	1,352	—	438,658

Total	$398,174	$14,084	$14,844	$1,380	$9,989	$1,352	$—	$439,823

The aggregate amount of classified loan balances are as follows at December 31 and March 31, 2012:

December 31, 2012	One-to-four Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or certificate and Other Loans	Total Loans
	(In Thousands)
Pass	$395,219	$15,110	$12,699	$1,207	$8,436	$899	$433,570
Pass-watch	8,825	—	655	774	36	—	10,290
Special mention	1,477	—	241	—	10	—	1,728
Substandard	4,881	—	252	—	158	—	5,291
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$410,402	$15,110	$13,847	$1,981	$8,640	$899	$450,879

March 31, 2012	One-to-four Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or certificate and Other Loans	Total Loans
	(In Thousands)
Pass	$386,604	$13,516	$12,083	$1,380	$9,823	$1,352	$424,758
Pass-watch	5,605	568	2,505	—	—	—	8,678
Special mention	2,294	—	—	—	64	—	2,358
Substandard	3,671	—	256	—	102	—	4,029
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$398,174	$14,084	$14,844	$1,380	$9,989	$1,352	$439,823

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information with respect to our nonaccrual loans at December 31 and March 31, 2012. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest becomes doubtful. As of December 31 and March 31, 2012, nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained period of repayment performance (generally nine months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

	December 31,	March 31,
	2012	2012
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One-to four-family	$4,814	$3,671
Commercial	252	—
Consumer and other loans:
Second mortgage	158	102

Total nonaccrual loans	$5,224	$3,773

The following table provides information about delinquencies in our loan portfolio at December 31 and March 31, 2012.

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One-to four-family	$1,794	$476	$3,986	$6,256	$404,146	$410,402
Multi-family	—	—	—	—	15,110	15,110
Commercial	252	—	—	252	13,595	13,847
Construction	—	—	—	—	1,981	1,981
Consumer and other loans:
Second mortgage and equity lines of credit	69	—	46	115	8,525	8,640
Passbook or certificate and other loans	—	—	—	—	899	899

Total	$2,115	$476	$4,032	$6,623	$444,256	$450,879

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One-to four-family	$3,982	$191	$3,124	$7,297	$390,877	$398,174
Multi-family	—	—	—	—	14,084	14,084
Commercial	—	—	—	—	14,844	14,844
Construction	—	—	—	—	1,380	1,380
Consumer and other loans:
Second mortgage and equity lines of credit	102	—	52	154	9,835	9,989
Passbook or certificate and other loans	6	—	—	6	1,346	1,352

Total	$4,090	$191	$3,176	$7,457	$432,366	$439,823

There were no loans that are past due greater than ninety days that were accruing as of December 31 and March 31, 2012.

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

Impaired loans, none of which had a related allowance at or during the periods ending December 31, 2012 and 2011, and March 31, 2012, were as follows:

At or For The Three Months Ended December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$529	$720	$—	$529	$—
Commercial	252	252	—	254	5

Total impaired loans	$781	$972	$—	$783	$5

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

At or For The Three Months Ended December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,097	$1,279	$—	$1,069	$11
Commercial	257	257	—	301	24

Total impaired loans	$1,354	$1,536	$—	$1,370	$35

At or For The Nine Months Ended December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$529	$720	$—	$612	$11
Commercial	252	252	—	254	10

Total impaired loans	$781	$972	$—	$866	$21

At or For The Nine Months Ended December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,097	$1,279	$—	$1,160	$40
Commercial	257	257	—	351	24

Total impaired loans	$1,354	$1,536	$—	$1,511	$64

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

At March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$909	$1,119	$—
Commercial	256	256	—

Total impaired loans	$1,165	$1,375	$—

The recorded investment in loans modified in a troubled debt restructuring totaled $529,000 and $909,000, respectively, at December 31 and March 31, 2012, of which $-0- and $34,000, respectively, were 30-59 days past due, $9,000 and $-0- , respectively, were 60-89 days past due, and $489,000 and $218,000, respectively, were 90 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at December 31 and March 31, 2012. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment. There were no new troubled debt restructurings or defaults on troubled debt restructurings that occurred within twelve months of restructurings during the three and nine months ended December 31, 2012.

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE (CONT’D)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 and March 31, 2012 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
December 31, 2012:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$6,054	$—	$6,054	$—
Federal National Mortgage Association	5,794	—	5,794	—
Debt securities:
Government-sponsored enterprises	5,010	—	5,010	—

Total securities available for sale	$16,858	$—	$16,858	$—

March 31, 2012:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$7,719	$—	$7,719	$—
Federal National Mortgage Association	17,405	—	17,405	—
Debt securities:
Government-sponsored enterprises	45,071	—	45,071	—

Total securities available for sale	$70,195	$—	$70,195	$—

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31 or March 31, 2012. For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
(In Thousands)
March 31, 2012
Real estate owned	$139	$—	$—	$139
Impaired loans	313	—	—	313

There were no assets measured at fair value on a non-recurring basis at December 31, 2012.

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

The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at December 31 and March 31, 2012.

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

Impaired Loans (Carried based on Discounted Cash Flows)

Impaired loans are those accounted for under ASC Topic 310 “Accounting by Creditors for Impairment of a Loan” in which the Company has measured impairment generally based on either the fair value of the loan’s collateral or discounted cash flows. These assets are included as Level 3 fair values since they are based on either unobservable inputs that are significant to the discounted cash flow measurement or the fair value of the loan’s collateral.

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

As of December 31 and March 31, 2012, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

December 31, 2012	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$40,776	$40,776	$40,776	$—	$—
Securities available for sale	16,858	16,858	—	16,858	—
Securities held to maturity	458,228	478,772	—	478,772	—
Net loans receivable	448,591	478,275	—	—	478,275
Federal Home Loan Bank of New York stock	3,996	3,996	3,996	—	—
Interest receivable	3,143	3,143	3,143	—	—
Financial liabilities:
Deposits	771,105	778,036	194,939	583,097	—
FHLB advances	54,694	62,373	—	62,373	—
Interest payable	214	214	214	—	—

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE (CONT’D)

			(Level 1)	(Level 2)
			Quoted Prices	Significant	(Level 3)
			in Active	Other	Significant
	Carrying	Estimated	Markets for	Observable	Unobservable
March 31, 2012	Value	Fair Value	Identical Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$40,257	$40,257	$40,257	$—	$—
Securities available for sale	70,195	70,195	—	70,195	—
Securities held to maturity	504,014	521,449	—	521,449	—
Net loans receivable	436,833	462,509	—	—	462,509
Federal Home Loan Bank of New York stock	5,127	5,127	5,127	—	—
Interest receivable	3,927	3,927	3,927	—	—
Financial liabilities:
Deposits	826,275	835,021	188,281	646,740	—
FHLB advances	78,679	88,318	—	88,318	—
Interest payable	290	290	290	—	—

9. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers indefinitely the requirement for companies to present reclassification adjustments out of accumulated other comprehensive income (“OCI”) by component in both the statement where net income is presented and the statement where OCI is presented. The issue is still being further deliberated by the FASB. While the FASB is redeliberating, companies will continue to have the option of (1) presenting reclassifications adjustments out of accumulated OCI on the face of the statement where OCI is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. WITHDRAWAL OF APPLICATION OF PLAN OF CONVERSION AND REORGANIZATION(CONT’D)

On February 7, 2011, the Company announced the postponement of the conversion and offering following the issuance of a “Needs to Improve” rating to the Bank by the Office of Thrift Supervision (the “OTS”), the Bank’s former primary federal regulator, as a result of its most recent Community Reinvestment Act (“CRA”) examination. On June 22, 2011, the Company announced that it had withdrawn its application for conversion that had been pending before the OTS. As a result of the postponement and withdrawal of the application for conversion, the Company expensed approximately $939,000 in conversion and offering costs, which represents all of the costs associated with the conversion and offering. For the three and nine months ended December 31, 2011, $-0- and $527,000 in conversion costs were expensed by the Company, which, for the nine months, consisted of legal expense of $302,000, and other non-interest expenses of $225,000. The Bank has focused on improving its record of lending to lower income individuals in the communities served by the Bank. The Company remains committed to the completion of its conversion offering, but does not plan to proceed with its offering until the Bank is able to obtain a rating of “satisfactory” or better on its CRA performance.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and loans which comprised 46.6% and 44.0%, respectively, of total assets at December 31, 2012, as compared to 52.1% and 39.7%, respectively, of total assets at March 31, 2012. Cash and cash equivalents increased to 4.0% of total assets at December 31, 2012, as compared to 3.7% at March 31, 2012. The Company’s mortgage-backed securities portfolio consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 59% U.S. government-sponsored or guaranteed enterprises and 29% corporate bonds.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”). Deposits decreased $55.2 million, or 6.7%, between March 31, 2012 and December 31, 2012, and borrowed funds decreased by $24.0 million, or 30.5%, during this period. The decrease in deposits was due to the Bank’s continued strategy of pricing deposits to allow for controlled outflow of non-core deposits to maintain the net interest margin and spread in this current economic environment. The balance in borrowed funds was $54.7 million at December 31, 2012 as compared to $78.7 million at March 31, 2012. During the nine months ended December 31, 2012, $16.2 million of long-term borrowings were paid off in advance of their maturity and $7.8 million were repaid in accordance with their original terms.

Net interest income decreased $343,000, or 5.6%, during the three months ended December 31, 2012, when compared with the same 2011 period. This decrease in net interest income was due to a $1.6 million decrease in total interest income partially offset by a decrease in total interest expense of $1.2 million. Average interest-earning assets decreased $101.3 million, or 9.5%, during the three months ended December 31, 2012, while average interest-bearing liabilities decreased $97.2 million, or 10.6%, when compared with the same 2011 period. The $4.1 million decrease in average

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

net interest-earning assets was mainly attributable to a decrease of $124.0 million in investment securities and $9.4 million in other interest- earning assets, partially offset by increases of $13.0 million in loans, $19.1 million in mortgage-backed securities, and decreases in interest earning deposits of $61.1 million and borrowings of $36.1 million. The net interest rate spread increased 14 basis points during the three months ended December 31, 2012, to 2.21% from 2.07% during the three months ended December 31, 2011. This was due to a decrease of 39 basis points in the cost of interest-bearing liabilities which was partially offset by a decrease of 25 basis points in the return on interest-earning assets. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended December 31, 2012, non-interest income increased $115,000, or 70.6%, as compared to the comparable period in 2011 as the result of a decrease in loss on the write-down of land held for sale of $109,000 to zero during the three months ended December 31, 2012. Provision for loan losses increased $374,000, or 492.1%, for the three months ended December 31, 2012, and non-interest expenses increased $384,000, or 12.6%, between periods.

Changes in Financial Condition

The Company’s assets at December 31, 2012 totaled $1.02 billion, which represents a decrease of $81.2 million or 7.4% as compared with $1.10 billion at March 31, 2012.

Cash and cash equivalents increased $519,000, or 1.3% to $40.8 million at December 31, 2012 as compared to $40.3 million at March 31, 2012.

Securities available for sale at December 31, 2012 decreased $53.3 million, or 76.0% to $16.9 million from $70.2 million at March 31, 2012. The decrease during the nine months ended December 31, 2012 resulted primarily from maturities, calls, and repayments, totaling $59.2 million, proceeds from sales totaling $8.8 million and a decrease of $962,000 in the unrealized gain on the portfolio, partially offset by purchases of $15.0 million in securities.

Securities held to maturity at December 31, 2012 decreased $45.8 million, or 9.1% to $458.2 million from $504.0 million at March 31, 2012. The decrease during the nine months ended December 31, 2012 resulted primarily from maturities, calls and repayments totaling $200.7 million, partially offset by purchases of securities totaling $154.9 million.

Net loans at December 31, 2012 increased $11.8 million, or 2.7% to $448.6 million when compared with $436.8 million at March 31, 2012. The increase during the nine months ended December 31, 2012 resulted primarily from origination volume and purchases of loans exceeding repayment levels. The Bank continues to supplement its internal origination volume with purchases of loans from various sources. The largest increase in the loan portfolio was in one- to four-family real estate loans, which increased $12.2 million, or 3.1%.

Total liabilities decreased $80.3 million, or 8.8% to $834.7 million at December 31, 2012 from $915.0 million at March 31, 2012. Deposits at December 31, 2012 decreased $55.2 million, or 6.7% to $771.1 million when compared with $826.3 million at March 31, 2012, as the Bank continued its strategy of pricing deposits to allow for controlled outflow of non-core deposits to maintain the net interest margin and spread in this current economic environment. Borrowed funds decreased $24.0 million, or 30.5% to $54.7 million at December 31, 2012, as compared with $78.7 million at March 31, 2012. During the nine months ended December 31, 2012, $16.2 million of long-term borrowings were paid off in advance of their maturity and $7.8 million were repaid in accordance with their original terms. At December 31, 2012, the remaining borrowings of $54.7 million had a weighted average interest rate of 3.82%.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition (Cont’d)

Stockholders’ equity totaled $185.5 million and $186.5 million at December 31, 2012 and March 31, 2012, respectively. The decrease of $943,000, or 0.5%, for the nine months ended December 31, 2012, resulted primarily from net income of $5.1 million, employee stock ownership shares committed to be released of $569,000, $105,000 for stock options and restricted stock awards earned under the Company’s 2005 Equity Incentive Plan and related tax benefits, a net decrease in unrealized gains on the available for sale securities portfolio, net of income taxes, of $569,000 and cash dividends declared of $6.2 million.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011 (Cont’d.)

	Three Months Ended December 31,
	2012				2011
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$452,837		$4,837	4.27%	$439,929		$5,176	4.71%
Mortgage-backed securities	357,714		3,111	3.48%	338,670		3,514	4.15%
Investment securities	128,906		599	1.86%	252,910		1,409	2.23%
Other interest-earning assets	22,956		53	0.92%	32,370		62	0.77%

Total interest-earning assets	962,413		8,600	3.57%	1,063,879		10,161	3.82%

Noninterest-earning assets	66,589				65,454

Total assets	$1,029,002				$1,129,333

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	57,942		24	0.17%	54,784		48	0.35%
Savings and Club accounts	123,326		76	0.25%	120,982		133	0.44%
Certificates of deposit	584,471		2,164	1.48%	651,025		2,958	1.82%

Total interest-bearing deposits	765,739		2,264	1.18%	826,791		3,139	1.52%
FHLB advances	54,983		536	3.90%	91,087		879	3.86%

Total interest-bearing liabilities	820,722		2,800	1.36%	917,878		4,018	1.75%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	11,120				7,747
Other noninterest-bearing liabilities	10,534				19,354

Total noninterest-bearing liabilities	21,654				27,101

Total liabilities	842,376				944,979
Stockholders’ equity	186,626				184,354

Total liabilities and stockholders’ equity	$1,029,002				$1,129,333

Net interest income			$5,800				$6,143

Interest rate spread				2.21%				2.07%
Net interest margin				2.41%				2.31%
Average interest-earning assets to average interest-bearing liabilities	1.17	x			1.16	x

Net income decreased $568,000, or 27.3% to $1.51 million for the three months ended December 31, 2012 compared with $2.08 million for the same 2011 period. The decrease in net income during the 2012 period resulted primarily from a decrease of $343,000, or 5.6%, in net interest income, an increase of $374,000, or 492.1%, in the provision for loan losses, and an increase of $384,000, or 12.6%, in noninterest expenses, partially offset by a decrease of $109,000 in loss on the write-down of land held for sale included in noninterest income in 2011 and a decrease of $418,000, or 37.8%, in income taxes.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011 (Cont’d.)

Interest income on loans decreased by $339,000, or 6.6%, to $4.84 million during the three months ended December 31, 2012, when compared with $5.18 million for the same 2011 period. The decrease during the 2012 period mainly resulted from a decrease in the yield earned on the loan portfolio of 44 basis points, to 4.27% from 4.71%, partially offset by an increase of $12.9 million, or 2.9%, in the average balance when compared to the same period in 2011. Interest income on mortgage-backed securities decreased $403,000, or 11.5%, to $3.11 million during the three months ended December 31, 2012, when compared with $3.51 million for the same 2011 period. The decrease during the 2012 period resulted from a decrease of 67 basis points in the yield earned on mortgage-backed securities to 3.48% from 4.15%, partially offset by an increase of $19.0 million, or 5.6%, in the average balance of mortgage-backed securities outstanding due to purchases exceeding repayments during the period. Interest earned on investment securities decreased by $810,000, or 57.5% to $599,000 during the three months ended December 31, 2012, when compared to $1.41 million during the same 2011 period, due to a decrease in the average balance of $124.0 million, or 49.0%, coupled with a 37 basis point decrease in yield to 1.86% from 2.23%. The balance of investment securities decreased as many securities were called during the period. Interest earned on other interest-earning assets decreased by $9,000, or 14.5% to $53,000 during the three months ended December 31, 2012, when compared to $62,000 during the same 2011 period primarily due to a decrease of $9.4 million, or 29.1% in average balance, partially offset by 15 basis points increase in the yield to 0.92% from 0.77%. Other interest-earning assets decreased due to the funds being redeployed into higher yielding assets. The decrease in the yields on most interest-earning assets was the result of overall lower market interest rates.

Interest expense on deposits decreased $875,000, or 27.9% to $2.26 million during the three months ended December 31, 2012, when compared to $3.14 million during the same 2011 period. The decrease was primarily attributable to a decrease of 34 basis points in the cost of interest-bearing deposits to 1.18% from 1.52%, coupled with a decrease of $61.1 million, or 7.4% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. The decrease in the balance was the result of the Bank’s continued strategy of pricing deposits to allow for controlled outflow of non-core deposits to maintain the net interest margin and spread in this current economic environment. Interest expense on borrowed money decreased approximately $343,000, or 39.0%, to $536,000 during the three months ended December 31, 2012 when compared with $879,000 during the same 2011 period. Such decrease was primarily attributable to a decrease of $36.1 million, or 39.6%, in the average balance of borrowings, partially offset by as increase of 4 basis points in the cost of borrowings to 3.90% from 3.86%. The $97.2 million decrease in average interest-bearing liabilities was due to a decrease of $61.1 million in interest-bearing deposits coupled with a decrease of $36.1 million in borrowings. Net interest income decreased $343,000, or 5.6%, during the three months ended December 31, 2012, to $5.80 million when compared to $6.14 million for the same 2011 period. The net interest rate spread increased 14 basis points due to a 39 basis point decrease in the cost of interest-bearing liabilities partially offset by a decrease of 25 basis points in the yield earned on interest-earning assets.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011 (Cont’d.)

The provision for loan losses increased $374,000, or 492.1%, to $450,000 for the three months ended December 31, 2012 as compared to $76,000 for the same period in 2011. The allowance for loan losses is based on management’s qualitative analysis which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At December 31, 2012 and 2011, the Bank’s non-accrual loans totaled $5.2 million and $3.2 million, respectively, representing 1.16% and 0.72%, respectively, of total gross loans, and 0.53% and 0.30%, respectively, of total assets. At March 31, 2012, nonaccrual loans totaled $3.8 million, or 0.86% and 0.34% of total gross loans and total assets, respectively. During the three months ended December 31, 2012, the Bank recorded $270,000 in net charge-offs on two one-to four-family loans. During the three months ended December 31, 2011 there was a $6,000 charge-off which represented a loss from the write-down to fair value of one commercial real estate loan which was repossessed in December 2011. At December 31, 2012, non-accrual loans consisted of twenty-six loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, four second mortgage loans secured by one- to four-family residential real estate, and one second mortgage loan secured by commercial real estate, while at December 31, 2011, non-accrual loans consisted of twenty-one loans secured by one- to four-family residential real estate loans, and one loan secured by commercial real estate, one of which is a second mortgage. Included in these non-accrual loans at December 31, 2012 are ten loans totaling $1.2 million that are current or less than ninety days delinquent. At December 31, 2011, one loan less than ninety days delinquent was included in non-accrual loans. In December 2011, the Bank amended its non-accrual policy to expand the classification of non-accrual loans to include loans that were previously ninety days or more delinquent until there is a sustained period of repayment performance (generally nine months) by the borrower in accordance with the contractual terms of the loan. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $781,000, $1.2 million and $1.4 million at December 31, 2012, March 31, 2012 and December 31, 2011, respectively. The allowance for loan losses amounted to $2.48 million, $2.09 million, and $2.01 million, respectively, at December 31, 2012, March 31, 2012, and December 31, 2011, representing 0.55%, 0.48%, and 0.45% of total gross loans at December 31, 2012, March 31, 2012 and December 31, 2011, respectively.

Non-interest income increased $115,000, or 70.6%, to $278,000 for the three months ended December 31, 2012 compared to $163,000 for the three months ended December 31, 2011. The increase was primarily the result of a $109,000 loss on the write-down of land held for sale in the prior period.

Non-interest expense increased $384,000, or 12.6%, to $3.43 million for the three months ended December 31, 2012 as compared to $3.04 million for the three months ended December 31, 2011. The increase was primarily the result of increases of $69,000, or 22.3%, in occupancy expense of premises, $59,000, or 22.6%, in equipment expense, $109,000, or 61.9%, in directors’ compensation, and $108,000, or 24.5%, in other expenses. Occupancy expense of premises and equipment expense increased due to normal annual increases as well as the additional expenses associated with the Bank’s loan department being moved to a new leased location in September 2012. Directors’ compensation increased as a $117,000 expense was recorded in October 2012 in connection with a death benefit payout from the directors’ retirement plan as a result of the death of one of the directors of the Company. Other expenses increased mostly due to an increase in stationary and printing costs related to the relocation of the loan department, along with costs associated with the hiring of a commercial loan officer, increased costs related to a new internal audit firm hired in the current year and increased real estate owned operating expenses.

Income taxes totaled $688,000 and $1.1 million during the three months ended December 31, 2012 and 2011, respectively. The decrease of $418,000, or 37.8% during the 2012 period resulted from a decrease in pre-tax income. The overall effective income tax rate was 31.2% in the 2012 period compared with 34.7% for the 2011 period.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine months Ended December 31, 2012 and 2011

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2012 and 2011 (Cont’d.)

	Nine Months Ended December 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$448,065	$14,715	4.38%	$440,159	$15,785	4.78%
Mortgage-backed securities	357,284	9,773	3.65%	333,814	10,685	4.27%
Investment securities	158,077	2,464	2.08%	253,137	4,483	2.36%
Other interest-earning assets	32,737	178	0.72%	30,914	205	0.88%

Total interest-earning assets	996,163	27,130	3.63%	1,058,024	31,158	3.93%

Noninterest-earning assets	62,600			72,530

Total assets	$1,058,763			$1,130,554

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	57,433	89	0.21%	55,105	152	0.37%
Savings and Club accounts	123,411	261	0.28%	120,774	406	0.45%
Certificates of deposit	601,773	7,084	1.57%	653,620	9,140	1.86%

Total interest-bearing deposits	782,617	7,434	1.27%	829,499	9,698	1.56%
FHLB advances	63,866	1,866	3.90%	92,877	2,687	3.86%

Total interest-bearing liabilities	846,483	9,300	1.46%	922,376	12,385	1.79%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	9,570			7,714
Other noninterest-bearing liabilities	16,015			17,982

Total noninterest-bearing liabilities	25,585			25,696

Total liabilities	872,068			948,072
Stockholders’ equity	186,695			182,482

Total liabilities and stockholders’ equity	$1,058,763			$1,130,554

Net interest income		$17,830			$18,773

Interest rate spread			2.17%			2.14%
Net interest margin			2.39%			2.37%
Average interest-earning assets to average interest-bearing liabilities	1.18x			1.15x

Net income decreased $860,000, or 14.5% to $5.08 million for the nine months ended December 31, 2012 compared with $5.94 million for the same 2011 period. The decrease in net income during the 2012 period resulted primarily from a decrease in net interest income of $943,000, or 5.0%, an increase in provision for loan losses of $606,000, or 445.6%, a $527,000 loss on extinguishment of debt, and an increase $77,000, or 0.8% in noninterest expenses, partially offset by a gain on sale of securities of $647,000, and a decrease of $614,000, or 19.0%, in income taxes.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2012 and 2011 (Cont’d.)

Interest income on loans decreased by $1.1 million, or 6.8%, to $14.7 million during the nine months ended December 31, 2012, when compared with $15.8 million for the same 2011 period. The decrease during the 2012 period mainly resulted from a decrease in the yield earned on the loan portfolio of 40 basis points, to 4.38% from 4.78%, partially offset by an increase of $7.9 million, or 1.8% in the average balance of loans when compared to the same period in 2011. Interest income on mortgage-backed securities decreased $912,000, or 8.5%, to $9.8 million during the nine months ended December 31, 2012, when compared with $10.7 million for the same 2011 period. The decrease during the 2012 period resulted from a decrease of 62 basis points in the yield earned on mortgage-backed securities to 3.65% from 4.27% partially offset by an increase of $23.5 million, or 7.0% in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $2.0 million, or 45.0%, to $2.5 million during the nine months ended December 31, 2012, when compared to $4.5 million during the same 2011 period, due to a decrease in the average balance of $95.1 million, or 37.6%, and a decrease of 28 basis points in yield to 2.08% from 2.36%. The balance of investment securities decreased as many securities were called and this accounted for the largest decrease in assets. Interest earned on other interest-earning assets decreased by $27,000, or 13.2% to $178,000 during the nine months ended December 31, 2012, when compared to $205,000 during the same 2011 period primarily due to a decrease of 16 basis points in yield to 0.72% from 0.88%, partially offset by an increase of $1.8 million, or 5.9%, in the average balance.

Interest expense on deposits decreased $2.3 million, or 23.4%, to $7.4 million during the nine months ended December 31, 2012, when compared to $9.7 million during the same 2011 period. Such decrease was primarily attributable to a decrease of 29 basis points in the cost of interest-bearing deposits to 1.27% from 1.56%, along with a decrease of $46.9 million, or 5.7%, in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. The decrease in the balance was the result of the Bank’s continued strategy of pricing deposits to allow for controlled outflow of non-core deposits to maintain the net interest margin and spread in this current economic environment. Interest expense on borrowed money decreased approximately $821,000, or 30.6% to $1.87 million during the nine months ended December 31, 2012 when compared with $2.69 million during the same 2011 period. The decrease was primarily attributable to a decrease of $29.0 million, or 31.2%, in the average balance of borrowings, partially offset by an increase of 4 basis points in the cost of borrowings to 3.90% from 3.86%. Net interest income decreased $943,000, or 5.0% during the nine months ended December 31, 2012, to $17.83 million when compared to $18.77 million for the same 2011 period. The average balance of investment securities decreased as deposits, borrowings and total assets decreased. Other interest-earning assets increased as the balance of interest-earning deposits increased as some funds received from investment securities called during the quarter were not immediately redeployed into higher yielding assets. Loans increased as origination and purchase volume was slightly in excess of repayments. Mortgage-backed securities increased as purchases of these types of securities exceeded repayment levels. The $75.9 million decrease in average interest-bearing liabilities was primarily due to a decrease of $46.9 million in interest-bearing deposits and a decrease of $29.0 million in borrowings. The net interest rate spread increased 3 basis points due to a decrease of 30 basis points in the average yield earned on interest-earning assets offset by a 33 basis point decrease in the average cost of interest-bearing liabilities.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2012 and 2011 (Cont’d.)

The provision for loan losses increased $606,000, or 445.6% to $742,000 during the nine months ended December 31, 2012 as compared to $136,000 recorded during the same period in 2011. During the nine months ended December 31, 2012 the Bank recorded net charge-offs of $352,000 on two one-to-four family loans. The allowance for loan losses is based on management’s evaluation of the risk inherent in the Bank’s loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of the Bank’s loan activity. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. See “Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011” for a discussion of non-performing and impaired loans as of December 31, 2012, March 31, 2011 and December 31, 2012.

Non-interest income increased $152,000, or 21.9%, during the nine months ended December 31, 2012, as compared to the comparable period in 2011 as the result of a $647,000 gain on sale of securities in 2012 partially offset by a $527,000 loss on extinguishment of debt. The loss of extinguishment of debt and gain on sale of securities resulted from a deleveraging strategy implemented in July 2012. Advances totaling $16.2 million which had a weighted average rate of 3.67% were extinguished. This was funded by the sale of $8.2 million of mortgage-backed securities and by cash. No such transactions occurred during the nine months ended December 31, 2011. During the nine months ended December 31, 2012 there also was a decrease of $10,000, or 9.2%, in loss on write-down of land held for sale compared to the 2011 period on the write- down of land held for sale on a property which was sold in July 2012.

Non-interest expense increased $77,000, or 0.8%, to $10.23 million for the nine months ended December 31, 2012 as compared to $10.15 million for the nine months ended December 31, 2011. The increase was primarily the result of increases of $215,000, or 4.2%, in salaries and employee benefits expense, $84,000, or 10.6%, in equipment expense, and $112,000, or 20.6%, in directors’ compensation, partially offset by a decrease of $385,000, or 74.3%, in legal fees. The increase in salaries and employee benefits was mainly due to an increase in costs associated with the hiring of an enterprise risk officer and a compliance officer in the 2012 period, along with normal annual salary increases. Equipment expense increased due to normal annual increases as well as the additional expenses associated with the Bank’s loan department being relocated to a new leased location in September 2012. Directors’ compensation increased as a $117,000 expense was recorded in October 2012 in connection with a death benefit payout from the directors retirement plan as a result of the death of one of the directors of the Company. The decrease in legal expenses was primarily due to the expensing of legal fees totaling $302,000 during the 2011 period as a result of the withdrawal of the Bank’s second-step conversion application and the postponement of the Company’s related stock offering which was announced in June 2011.

Income taxes totaled $2.62 million and $3.24 million during the nine months ended December 31, 2012 and 2011, respectively. The decrease of $614,000, or 19.0%, during the 2012 period resulted from lower pre-tax income. The overall effective income tax rate was 34.3% in the 2012 period compared with 35.3% for 2011.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $57.6 million, or 5.6% of total assets at December 31, 2012 as compared to $110.5 million, or 10.0% of total assets at March 31, 2012.

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company on a stand-alone basis is responsible for paying any dividends declared to its shareholders. The Company also may repurchase shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, at December 31, 2012, the Company had liquid assets of $13.9 million.

Cash was generated by operating and investing activities during the nine months ended December 31, 2012. The primary sources of cash were net income and proceeds from principal repayments, maturities and calls of investment securities. Dividends declared and paid totaled $6.15 million during the nine months ended December 31, 2012.

The Company’s primary investing activities are the origination of loans and the purchases of securities. Net loans amounted to $448.6 million and $436.8 million at December 31, 2012 and March 31, 2012, respectively. Securities, including available for sale and held to maturity issues, totaled $475.1 million and $574.2 million at December 31, 2012 and March 31, 2012, respectively. In addition to funding new loan production through operating and investing activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow overnight funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. At December 31, 2012, advances from FHLB amounted to $54.7 million at a weighted average rate of 3.82%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established unsecured overnight lines of credit at a daily adjustable rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2012, the Bank had outstanding commitments to originate loans totaling approximately $6.2 million for fixed-rate one- to four-family mortgage loans with interest rates ranging from 2.75% to 4.25%.

At December 31, 2012 the Bank also had commitments outstanding to purchase $3.6 million in adjustable interest rate one- to four-family mortgage loans with initial interest rates ranging from 3.000% to 3.125%, and $3.4 million in fixed rate one- to four-family mortgage loans with interest rates ranging from 2.750% to 3.625%.

At December 31, 2012, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $4.5 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. The Bank also had a commitment for $40,000 for an adjustable rate home equity line of credit with an initial rate of 3.25%.

Certificates of deposit due within one year at December 31, 2012, totaled $313.7 million, or 54.4% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances due within one year at December 31, 2012 totaled $7.2 million.

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Bank’s capital position at December 31 and March 31, 2012, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2012:
Total risk-based capital (to risk-weighted assets)	$167,126	40.49%	$33,019	8.00%	$41,274	10.00%
Tier 1 capital (to risk-weighted assets)	164,646	39.89	16,509	4.00	24,764	6.00
Core (tier 1) capital (to adjusted total assets)	164,646	16.17	40,738	4.00	50,922	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	164,646	16.17	15,277	1.50	—	—

As of March 31, 2012:
Total risk-based capital (to risk-weighted assets)	$161,069	38.31%	$33,632	8.00%	$42,040	10.00%
Tier 1 capital (to risk-weighted assets)	158,979	37.82	16,816	4.00	25,224	6.00
Core (tier 1) capital (to adjusted total assets)	158,979	14.58	43,620	4.00	54,526	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	158,979	14.58	16,358	1.50	—	—

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

The table below sets forth the estimated changes in Clifton Savings Bank’s NPV and net interest income that would result from the designated changes in interest rates as of September 30, 2012, the most recent date the Bank’s interest rate risk was measured. Given the current economic environment, the Bank expects that these changes as of December 31, 2012 do not materially differ from the results presented. This data is for the Bank and its subsidiary only and does not included any assets of the Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis (Cont’d)

				Net Interest Income
	Net Portfolio Value (2)				Increase (Decrease) in Estimated Net Interest Income
		Estimated Increase (Decrease)		Estimated Net Interest Income (3)
Change in Interest Rates Basis Point (bp) (1)	Estimated NPV
		Amount	Percent		Amount	Percent
	(Dollars in Thousands)
+200 bp	$163,464	($29,143)	(15.13)%	$23,428	($45)	(0.19)%
0	192,607	—	—	23,473	—	—
(100)	183,648	(8,959)	(4.65)	23,041	(432)	(1.84)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates at September 30, 2012, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 15.13% decrease in NPV and a $45,000 or 0.19%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 4.65% decrease in NPV and a $432,000, or 1.84%, decrease in net interest income. Please note that the NPV is a theoretical liquidation calculation which assumes the Bank is no longer a going concern and that the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, this data does not reflect any future actions management may take in response to changes in interest rates, such as changing the mix of assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2012, as filed with the SEC on June 8, 2012, and our Quarterly Report on Form 10Q for the quarter ended September 30, 2012, as filed with SEC on November 8, 2012 which could materially affect our business, financial condition and/or operating results. As of December 31, 2012, the risk factors of the Company have not changed materially from those reported in the Form 10-K and 10Q, except as described above. The risks described in the Form 10-K and 10Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended December 31, 2012.

(b)	Use of Proceeds. Not applicable.

(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2012.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Cont’d)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1—October 31, 2012	—	$—	—	—
November 1—November 30, 2012	—	—	—	280,000
December 1—December 31, 2012	1,400	10.53	1,400	278,600

Total	1,400	$10.53	1,400

(1)	On November 29, 2012, the Company announced that the Board of Directors had approved its tenth stock repurchase program authorizing the Company to repurchase up to 280,000 shares of the Company’s common stock.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1	Charter of Clifton Savings Bancorp, Inc. (1)
3.2	By-Laws of Clifton Savings Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)
10.1	Employment Agreement between Clifton Savings Bancorp, Inc. and Christine R. Piano.*
10.2	Employment Agreement between Clifton Savings Bank and Bart D’Ambra.*
10.3	Employment Agreement between Clifton Savings Bank and Stephen A. Hoogerhyde.*
10.4	Employment Agreement between Clifton Savings Bank and Christine R. Piano.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.0**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the unaudited Consolidated Financial Statements (detail tagged).

*	Management contract or compensation plan arrangement.
**	Furnished, not filed.
(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004 (File No. 000-50358).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON SAVINGS BANCORP, INC.

Date: February 7, 2013	By:	/s/ John A. Celentano, Jr.
John A. Celentano, Jr.
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2013	By:	/s/ Christine R. Piano
Christine R. Piano
Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)