Form 10-K
period 2013-03-31
CLIFTON SAVINGS BANCORP INC
filed 2013-06-06
CIK 1240581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 28, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $94,388,756, based upon the closing price of $11.00 as quoted on the Nasdaq Global Select Market.

The number of shares outstanding of the registrant’s common stock as of May 31, 2013 was 26,243,343. Of such shares outstanding, 16,791,758 shares were held by Clifton MHC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2013 Annual Report to Stockholders and of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

On November 8, 2010, the Boards of Directors of Clifton Savings Bancorp, Clifton MHC and Clifton Savings Bank unanimously adopted a plan of conversion pursuant to which Clifton Savings Bank will convert from the partially public mutual holding company structure to the fully public stock holding company form of organization and the shares of Clifton Savings Bancorp currently owned by Clifton MHC will be sold in a registered public offering. In accordance with the plan of conversion, upon consummation of the conversion: (i) all of Clifton Savings Bank’s common stock will be owned by new Clifton Savings Bancorp, a newly formed Nevada corporation; (ii) all of new Clifton Savings Bancorp’s common stock will be owned by the public; and (iii) the present Clifton Savings Bancorp and Clifton MHC will cease to exist. On February 7, 2011, Clifton Savings Bancorp announced the postponement of its second step conversion and offering following the issuance by the Office of Thrift Supervision, Clifton Savings Bank’s former primary federal regulator, of a “needs to improve” Community Reinvestment Act rating to Clifton Savings Bank. On June 22, 2011, Clifton Savings Bancorp announced that it had withdrawn its application for conversion that had been pending before the Office of Thrift Supervision. Clifton Savings Bancorp remains committed to converting to the fully public stock holding company form of organization and filing the required regulatory applications when its Community Reinvestment Act rating has improved.

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

Subsidiary Activities

Clifton Savings Bancorp’s sole subsidiary is Clifton Savings. Clifton Savings has one wholly owned subsidiary, Botany Inc., a New Jersey chartered investment company that holds investment and mortgage-backed securities. Botany Inc. is treated under New Jersey tax law as a New Jersey investment company. At March 31, 2013, Botany Inc. had total assets of $202.0 million.

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

Market Area

We are headquartered in Clifton, New Jersey, which is located in northeast New Jersey and situated approximately 20 miles west of New York City. In addition to our main office located in Passaic County, we currently operate eleven branch offices in Bergen and Passaic Counties in New Jersey, which, along with Essex, Morris, Hudson and Union Counties in New Jersey, have traditionally comprised our primary market area. In April 2013, we redefined our primary market area to include only Bergen, Passaic and Essex counties. Our branch offices in Lyndhurst and Woodland Park, New Jersey were opened in 2010. In September 2012, the Bank moved its residential loan department to a newly leased location in Clifton. The economy in our primary market area has benefited from being varied and diverse. It is both urban and suburban with a broad economic base. As a result of its proximity to New York City, our primary market area is also home to a significant number of commuters working in the greater New York City metropolitan area. One of the wealthiest states in the nation, New Jersey, with a population of approximately 8.7 million, is considered one of the most attractive banking markets in the United States. As of April 2013, the unemployment rate for New Jersey was 8.7% which was higher than the national rate of 7.5% at that time.

Competition

Deposits. Although there are a large number of financial institutions in our market area, in recent years our competition has shifted away from the larger regional and money center banks, money market funds and stock market to local community banks and larger thrift institutions. We focus primarily on retail savings products. During the year ended March 31, 2013, the Bank implemented a strategy of pricing deposits to allow for a controlled outflow of higher-rate non-core deposits. Our current strategy is to attract and retain deposits primarily by shifting back to a competitive strategy, which continues to be the most successful method of attracting deposits.

Loans. We continue to face stiff competition from other financial service providers, particularly large national lenders. Other competitors include credit unions and mortgage brokers which keep overhead costs and mortgage rates down by selling loans and not holding or servicing them. For many years, we have also faced increased competition for residential mortgage loans due to the unprecedented involvement of the government-sponsored enterprises in the mortgage market as a result of the recent economic crisis, which has caused the interest rate for mortgage loans that conform to the government-sponsored enterprises’ guidelines to acquire loans to remain artificially low. These competitors may not have the stringent underwriting standards that we have. In recent periods this has contributed to the decrease in loans that we have been able to originate.

Lending Activities

General. Our loan portfolio consists primarily of owner-occupied, one- to four-family mortgage loans secured by properties located in New Jersey. To a much lesser extent, our loan portfolio also includes multi-family and commercial real estate loans, consumer loans and residential construction loans. In late 2012, the Bank also established a commercial loan department to expand its multi-family and commercial lending. Clifton Savings Bank originates loans for its own portfolio. At March 31, 2013, Clifton Savings Bank had no loans that were held for sale.

One- to Four-Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes. We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that we originate at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates and other terms are determined by us on the basis of our own pricing criteria and competitive market conditions. At March 31, 2013, the average balance of our one-to four-family loans was $216,000 and we had one one- to four-family loan with an outstanding balance in excess of $1.0 million.

We offer fixed-rate loans with terms of either 15, 20 or 30 years. Our adjustable-rate mortgage loans are based on a 30-year amortization schedule and interest rates and payments adjust annually after a one, five, seven or ten-year initial fixed period. In addition, we offer adjustable-rate mortgage loans that adjust every three years after a three-year initial fixed period. Interest rates on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% above either the one-year or three-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

We do not make conventional loans with loan-to-value ratios exceeding 90% (except for special programs outlined in the following paragraph) and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied, one- to four-family residences. Loans with loan-to-value ratios in excess of 80% require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by independent appraisers approved by our board of directors. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance (and flood insurance for loans on property located in a flood zone) prior to closing the loan. We only originate full document loans and do not offer any interest-only, negative amortization, FHA or VA loans.

In an effort to provide financing for low—and moderate-income first-time buyers, we offer a first-time home buyers’ program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property at origination. We also offer a program targeted at low-and moderate-income mortgagors, and for properties located within a low—or moderate—income geography. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property at origination.

Generally, our one- to four-family loans are secured by owner-occupied properties. We do lend to borrowers for second homes, but charge 25 basis points more than the rate on primary residences. The maximum loan-to-value ratio on a mortgage for a borrower’s second home is 80%. We also offer loans on investor-owned properties. For one- to four-family loans secured by investor-owned properties, we increase the rate by 50 basis points above the rate we charge for loans secured by owner-occupied, one -to four-family properties and limit the loan to value ratio to 75%. Less than 5% of our one -to four-family loan portfolio consists of non-owner occupied properties.

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

Multi-Family and Commercial Real Estate Loans. We offer fixed and adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by mixed-use properties with residential units as well as retail space located within our primary market area. At March 31, 2013, we had $15.0 million in multi-family loans and $13.7 million in commercial real estate loans.

We originate fixed-rate multi-family and commercial real estate loans for fixed-terms up to 20 years, and adjustable-rate multi-family and commercial real estate loans for initial adjustment periods of up to 10 years based on an amortization schedule of up to30 years. Interest rates and payments on our adjustable-rate mortgage loans adjust every five or ten years after their initial fixed period, or every year after a ten-year initial fixed period. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 3.00% above the one-year, five-year, or ten-year constant maturity Treasury index. There is a 2.50% adjustment period rate cap on some loans. There are no lifetime interest rate caps. Loan amounts do not exceed 75% of the appraised value. We require an assignment of rents and personal guarantees primarily on all multi-family and commercial real estate loans.

At March 31, 2013, we had four loans in this category that exceeded $1.0 million. Our largest multi-family loan was a $1.4 million loan secured by a mixed-use eighteen-unit dwelling, and our largest commercial loan was a $2.2 million loan secured by a retail shopping center. At March 31, 2013, these loans were performing in accordance with their terms.

Residential Construction Loans. To a much lesser extent, we originate loans to finance the construction of residential dwellings. We only offer construction/permanent loans for the construction of one- to four-family homes to be occupied by the borrower. Construction loans generally have a maximum loan-to-value ratio of 70%. Loan proceeds are disbursed in increments as construction progresses and as independent inspections warrant. We use independent fee appraisers for construction disbursement purposes. At March 31, 2013, all of our outstanding construction loans were performing in accordance with their terms.

Consumer Loans. Our consumer loans include second mortgage loans and home equity loans, as well as loans secured by passbook accounts and certificates of deposit.

We offer second mortgage loans and home equity loans with combined loan-to-value ratios not to exceed 80%. All second mortgage loans and home equity loans are full documentation loans. Our second mortgage loans are originated with terms of five, ten, fifteen and twenty years and we charge higher rates for longer—term loans. Our home equity loans are originated with a 15 year draw period and 20 year payment period.

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

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s and guarantor’s creditworthiness and the feasibility and cash flow potential of the property which secures the loan. Payments on loans secured by income properties are often dependent on the income provided by the property, and the successful operation or management of the properties. As a result, the repayment ability of borrowers of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loan borrowers. In order to monitor the cash flows for an income—producing property, we require borrowers and guarantors to provide annual financial statements and rent rolls on multi-family and commercial real estate loans. Management performs annual reviews and prepares evaluations on all loans where the loan is secured by multi-family and commercial real estate.

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

Consumer Loans. Consumer home equity loans and equity lines of credit are loans secured by one -to-four family residential real estate where we may be in a first or second lien position. In each instance, the value of the property is determined and the loan is made against identified equity in the market value of the property. When a residential mortgage is not present on the property, a first lien position is secured against the property. In cases where a mortgage is present on the property, a second lien position is established, subordinated to the mortgage. As these subordinated liens represent higher risk, loan collection becomes more influenced by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations and Purchases. Loan originations come from a number of sources. The customary sources include internet mortgage loan marketers, local mortgage brokers, direct solicitation by the Bank’s loan originators, advertising, referrals from customers, personal contacts by our staff and, in some instances, other lenders. We retain for our portfolio all of the loans that we originate. We purchase real estate loans on properties located primarily within the state of New Jersey to supplement our own originations. Each purchased loan is subject to an underwriting review using the same guidelines established for our own origination process performed by our staff and we review every loan file we purchase.

Loan Approval Procedures and Authority. Our policies and loan approval limits are established and approved by the board of directors. Most residential mortgage loans and consumer loans require the approval of senior management and are ratified by the Loan Committee of the board of directors. All other residential loans require the approval of the Loan Committee of the board of directors. All multi-family and commercial loans require approval of the newly formed Commercial Loan Committee of the board of directors. The Loan Committee and Commercial Loan Committee usually meet weekly to review loans.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At March 31, 2013, our regulatory limit on loans to one borrower was $25.4 million. At that date, our largest lending relationship was $2.6 million and consisted of six loans with an average balance of approximately $429,000 secured by various real properties, which were performing according to their original repayment terms at March 31, 2013.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate residential, multi-family and commercial real estate loans conditioned upon the occurrence of certain events. Commitments to originate real estate loans are legally binding agreements to lend to our customers. Commitments to originate residential mortgage loans, excluding lines of credit and loan purchases, as of March 31, 2013 totaled $8.9 million. Commitments to originate multi-family and commercial real estate loans totaled $9.6 million at March 31, 2013. We also purchase residential mortgage loans from various banks and mortgage brokers. Commitments to purchase loans totaled $9.0 million at March 31, 2013.

Non-Performing and Problem Assets. When a loan is over 15 days delinquent, we generally send the borrower a late charge notice. When the loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If payment is not received by the 45th day of delinquency, additional late charges and delinquency notices are issued. Sometime after the 90th day of delinquency, we will send the borrower a final demand for payment and refer the loan to legal counsel to commence foreclosure proceedings.

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

For economic reasons and to maximize the recovery of a loan, we work with borrowers experiencing financial difficulties and consider modifications to borrowers’ existing loan terms and conditions that we would not otherwise consider, commonly referred to as troubled debt restructurings. We record an impairment loss, if any, based on the present value of expected future cash flows under the restructured terms discounted at the original loan’s effective interest rate. We report the loan as a troubled debt restructuring until the borrower has performed for twelve consecutive months in accordance with the terms of the restructuring.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we maintain the authority under applicable law and our investment policies to include investments in derivative securities, we had no such investments at March 31, 2013.

At March 31, 2013, our investment portfolio consisted of federal agency debt securities with remaining maturities of 10 years or less, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, and corporate securities with maturities of 10 years or less. Our federal agency debt securities are issued by Freddie Mac, the Federal Home Loan Bank and the Federal Farm Credit Agency, all of which are U.S. government or government-sponsored entities. During the year ended March 31, 2013, we purchased shorter-term callable agency securities for interest rate risk purposes. We also purchased Fannie Mae delegated underwriting and servicing (“DUS”) mortgage-backed securities during the year ended March 31, 2013 in an effort to increase yield. These are investment pools backed by multi-family residential property mortgages which are generally seven—and ten-year balloon loans with a thirty-year amortization schedule. Changes in general interest rates and market conditions may result in calls of certain agency securities, which may cause actual maturities to differ from contractual maturities.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Clifton Savings Bank’s board of directors has the overall responsibility for Clifton Savings Bank’s investment portfolio, including approval of its investment policy and the appointment of its Investment Committee. The Investment Committee consists of five members of our board of directors and is responsible for approval of investment strategies and monitoring of investment performance. Clifton Savings Bank’s President is the designated investment officer and, in conjunction with the Chief Financial Officer, is responsible for the daily investment activities and is authorized to make investment decisions consistent with Clifton Savings Bank’s investment policy. The Investment Committee meets regularly with the President and Chief Financial Officer to review and determine investment strategies and transactions.

Deposit Activities and Other Sources of Funds

General. Deposits, loan repayments and investment cash flows are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and investment cash flows are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of New Jersey. Deposits are attracted from within our primary market area through the offering of a broad selection of liquid and term deposit instruments, including checking accounts, business checking, high-yield (Crystal) checking, money market accounts, passbook and statement savings accounts, club and certificates of deposit. We do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and interest rates, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products, and customer preferences. We review our deposit flows, mix and pricing weekly. During the year ended March 31, 2013, the Bank implemented a strategy of pricing deposits to allow for a controlled outflow of higher-rate non-core deposits. Our current strategy is to attract and retain deposits primarily by offering competitive rates.

Borrowings. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 50% of an institution’s assets, and limits short-term borrowings of less than one year to 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established unsecured overnight lines of credit at a daily adjustable rate. There were no drawings on either of these lines at March 31, 2013.

Personnel

As of March 31, 2013, we had 91 full-time employees and 9 part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Regulation and Supervision

General

Clifton Savings Bank, as an insured federal savings bank, is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Clifton Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Clifton Savings Bank must file reports with the Office of the

Comptroller of the Currency and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Clifton Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Clifton Savings Bancorp, Clifton MHC and Clifton Savings Bank and their operations.

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

The Dodd-Frank Act authorized depository institutions to pay interest on demand deposits effective July 31, 2011. Depending upon competitive responses, that change could have an adverse impact on Clifton Savings Bank’s interest expense.

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

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At March 31, 2013, Clifton Savings Bank exceeded each of these capital requirements.

The current risk-based capital guidelines that apply to Clifton Savings Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework was originally scheduled to commence on January 1, 2013 but has been delayed by federal regulators. Upon commencement, banking institutions will be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

•	a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”;

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer;

•	a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer; and

•	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

Basel III also includes the following significant provisions:

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized; and

•

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write-off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings bank that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings bank that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings bank that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of the Comptroller of the Currency within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At March 31, 2013, Clifton Savings Bank met the criteria for being considered “well-capitalized.”

Community Reinvestment Act and Fair Lending Laws. All insured financial institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low—and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of the Comptroller of the Currency is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or restrictions on its activities. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. Clifton Savings Bank received a “needs to improve” Community Reinvestment Act rating in its most recently completed examination, which was conducted by the Office of Thrift Supervision, the prior primary bank regulator for Clifton Savings Bank.

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

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings bank, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide 30 days’ prior written notice to the Federal Reserve Board of the capital distribution if, like Clifton Savings Bank, it is a subsidiary of a holding company, as well as a written notice filing with the Office of the Comptroller of the Currency. If Clifton Savings Bank’s capital were ever to fall below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings banks to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily multi-family residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12-month period.

A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of March 31, 2013, Clifton Savings Bank maintained 93.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits the ability of Clifton Savings Bank to lend to and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (i.e., generally, any company that controls or is under common control with an institution), including Clifton Savings Bancorp and Clifton MHC and their other subsidiaries. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low-quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Assessments. Federal savings banks are required to pay assessments to the Office of the Comptroller of the Currency to fund their operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio. Assessments paid by Clifton Savings Bank for the year ended March 31, 2013 totaled $243,000.

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

Federal Home Loan Bank System. Clifton Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Clifton Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Clifton Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2013 of $3.9 million. Federal Home Loan Bank advances must be secured by specified types of collateral.

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

Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million and a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually and, for 2012, required a 3% ratio for up to $79.5 million and an exception of $12.4 million. Clifton Savings Bank complies with the foregoing requirements.

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

Capital Requirements. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five—year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

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

The Federal Reserve Board, which has assumed the Office of Thrift Supervision’s supervisory duties for savings and loan holding companies, has adopted an interim final rule which requires the MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. In addition, the interim final rule also requires that the MHC obtain the approval of a majority of the eligible votes of members of the MHC (generally Bank depositors) before it can waive dividends. For a grandfathered company such as the MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determined that a waiver of the dividend was consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the timing of changes to the interim final rule, if any, the form of the final dividend waiver regulations or the effect of such regulations on the MHC’s ability to waive dividends.

Clifton MHC has waived receipt of all dividends declared by Clifton Savings Bancorp in prior years and, with the exception of the quarter ended March 31, 2012, for all quarters in fiscal 2012. As a result of the above-mentioned restrictions recently implemented by the Federal Reserve Board, Clifton MHC was unable to waive its receipt of dividends declared by Clifton Savings Bancorp for all quarters since and including the quarter ended March 31, 2012.

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

On November 8, 2010, the Boards of Directors of Clifton Savings Bancorp, Clifton MHC and Clifton Savings Bank unanimously adopted a plan of conversion pursuant to which Clifton Savings Bank will convert from the partially public mutual holding company structure to the fully public stock holding company form of organization and the shares of Clifton Savings Bancorp currently owned by Clifton MHC will be sold in a registered public offering. However, on February 7, 2011, Clifton Savings Bancorp, Inc. announced the postponement of its second step conversion and offering following the issuance by the Office of Thrift Supervision of a “needs to improve” Community Reinvestment Act rating to Clifton Savings Bank. On June 22, 2011, Clifton Savings Bancorp announced that it had withdrawn its application for conversion that had been pending before the Office of Thrift Supervision. Clifton Savings Bancorp intends to address the regulatory concerns regarding its CRA performance, and remains committed to the completion of its conversion and offering, but has not yet determined when it will be completed.

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

Federal and State Taxation

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2008. For its 2013 fiscal year, Clifton Savings’ maximum federal income tax rate was 35%.

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

Executive Officers of the Registrant

The executive officers of Clifton Savings Bancorp, Clifton MHC, Clifton Savings, and Botany Inc. are elected annually by, and serve at the discretion of, their respective Boards of Directors. The executive officers of Clifton Savings Bancorp, Clifton MHC, Clifton Savings, and Botany Inc. are:

Name	Position

John A. Celentano, Jr.	Chairman of the Board and Chief Executive Officer of Clifton Savings Bancorp and Clifton MHC and Chairman of the Board of Clifton Savings

Walter Celuch	President and Corporate Secretary of Clifton Savings Bancorp, President of Clifton MHC, President, Chief Executive Officer and Secretary of Clifton Savings, and Director and Investment Officer of Botany Inc.

Bart D’Ambra	Executive Vice President and Chief Operating Officer of Clifton Savings, Corporate Secretary of Clifton MHC and President and Chief Executive Officer of Botany Inc.

Stephen A. Hoogerhyde	Executive Vice President and Chief Lending Officer of Clifton Savings

Christine R. Piano, CPA.	Chief Financial Officer and Treasurer of Clifton Savings Bancorp and Clifton MHC , Executive Vice President and Chief Financial Officer of Clifton Savings and Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc.

Below is information regarding the executive officers of Clifton Savings Bancorp and Clifton Savings who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of March 31, 2013.

Walter Celuch has been President and Corporate Secretary of Clifton Savings Bancorp since 2004 and has been President and Chief Executive Officer of Clifton Savings Bank since January 1999. Mr. Celuch served as Corporate Secretary of Clifton MHC from 2004 to 2006. Prior to January 1999, Mr. Celuch served as the Senior Vice President and Chief Financial Officer of Clifton Savings Bank. Mr. Celuch has served with Clifton Savings Bank for over 25 years. Mr. Celuch has been Director and Investment Officer of Botany Inc. since its inception in December 2004. Age 65.

Bart D’Ambra has been Executive Vice President and Chief Operating Officer of Clifton Savings Bank since March 2003 and Corporate Secretary of Clifton MHC since 2006. Mr. D’Ambra served as Senior Vice President of Clifton Savings Bank from April 2002 until March 2003. Prior to April 2002, Mr. D’Ambra served Clifton Savings Bank as a Vice President. Mr. D’Ambra has served with Clifton Savings Bank for over 20 years. Mr. D’Ambra has been President and Chief Executive Officer of Botany Inc. since its inception in December 2004. Age 64.

Stephen A. Hoogerhyde has been Executive Vice President and Chief Lending Officer of Clifton Savings Bank since March 2003 and April 2002, respectively. Mr. Hoogerhyde served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. Hoogerhyde served Clifton Savings Bank as Vice President and Mortgage Officer. Mr. Hoogerhyde has served with Clifton Savings Bank for over 26 years. Age 58.

Christine R. Piano, a certified public accountant, has been Chief Financial Officer and Treasurer of Clifton Savings Bancorp and Clifton MHC since 2004 and has been Executive Vice President and Chief Financial Officer of Clifton Savings Bank since April 2003 and March 1999, respectively. Ms. Piano served as Vice President from March 2000 to April 2003. Ms. Piano has served with Clifton Savings Bank for over 14 years. Ms. Piano has been Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc. since its inception in December 2004. Age 49.

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

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial banks, which have caused many financial banks to seek additional capital, to merge with other banks and, in some cases, to fail. Concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

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

The amount of dividends we pay on our common stock, if any, may be limited by the ability of Clifton Savings Bank to pay dividends to us and by the ability of Clifton MHC to waive receipt of dividends.

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

Clifton MHC owns a majority of Clifton Savings Bancorp’s outstanding stock. As a result, when and if Clifton Savings Bancorp pays dividends to its shareholders, it also is required to pay dividends to Clifton MHC unless Clifton MHC is permitted by its federal regulator to waive the receipt of dividends. Historically, Clifton MHC’s federal regulator has permitted Clifton MHC to waive its right to dividends declared by Clifton Savings Bancorp on the shares that it owns. As a result of regulatory restrictions implemented by the Board of Governors of the Federal Reserve System, Clifton MHC was unable to waive its receipt of dividends declared by Clifton Savings Bancorp for all quarters since and including the quarter ended March 31, 2012.

The Federal Reserve Board, as successor regulatory agency to the Office of Thrift Supervision for Clifton MHC, has adopted an interim final rule which requires Clifton MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from Clifton Savings Bancorp. In addition, the interim final rule also requires that the MHC obtain the approval of a majority of the eligible votes of members of Clifton MHC (generally Bank depositors) before it can waive dividends. For a grandfathered company such as Clifton MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The inability of Clifton MHC to waive dividends from Clifton Savings Bancorp may significantly limit the amount of dividends Clifton Savings Bancorp pays in the future, if any.

The recent publicized foreclosure issues affecting the nation’s largest mortgage loan servicers could impact our foreclosure process and timing to completion of foreclosures.

Several of the nation’s largest mortgage loan servicers have experienced higher publicized compliance issues with respect to their foreclosure processes. As a result, these servicers have temporarily imposed moratoriums on their foreclosures and have been the subject of state attorney general scrutiny and consumer lawsuits. These difficulties and the potential legal and regulatory responses may impact the foreclosure process and timing to complete foreclosures of residential mortgage lenders generally. Increases in the foreclosure timeline may have an adverse effect on collateral values and further delay the overall recovery of the real estate market. In addition, to the extent we experience an increase in our non-performing loans moving into foreclosure, the increase in the foreclosure time and impact on collateral values may adversely affect our ability to maximize recoveries.

Our ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and government-sponsored enterprises in the residential mortgage market.

Over the past few years, we have faced increased competition for residential mortgage loans due to the unprecedented involvement of the government-sponsored enterprises in the mortgage market as a result of the recent economic crisis, which has caused the interest rate for mortgage loans that conform to the government-sponsored enterprises’ guidelines to acquire loans to remain artificially low. As a result, our one- to four-family loan repayments may remain at elevated levels and may continue to outpace our loan production, making it difficult for us to grow our mortgage loan portfolio and balance sheet.

Strong competition within our market area could hurt our profits and slow growth.

Although we consider ourselves competitive in our primary market area, we face intense competition both in making loans and attracting deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to remain strong in the future even though there is increased legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

At March 31, 2013, $478.1 million, or 47.1% of our assets, consisted of investment and mortgage-backed securities, many of which were issued by, or have principal and interest payments guaranteed by Fannie Mae or Freddie Mac. On September 7, 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac into federal conservatorship. Although the federal government has committed substantial capital to Fannie Mae and Freddie Mac, these credit facilities and other capital infusions may not be adequate for their needs. If the financial support is inadequate, or if additional support is not provided when needed, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations. As a result, the future roles of Fannie Mae and Freddie Mac could be significantly altered. Failure by Fannie Mae or Freddie Mac to honor their guarantees or obligations, or a significant restructuring of their roles, could have a significant adverse effect on the market value and cash flows of the investment and mortgage-backed securities we hold, resulting in substantial losses.

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

In early 2011, our former primary federal regulator, the Office of Thrift Supervision, conducted a regularly scheduled examination to determine our compliance with the Community Reinvestment Act. The Community Reinvestment Act and related regulations of the Office of the Comptroller of the Currency, our current primary federal regulator, require savings banks, such as Clifton Savings Bank, to help meet the credit needs of their communities, including low—and moderate-income neighborhoods. We received a rating of “needs to improve” (which is lower than the “satisfactory” rating we received in our prior examination). The Office of the Comptroller of the Currency considers, among other factors, a savings bank’s compliance with the Community Reinvestment Act in reviewing corporate applications, such as applications to establish branches or conduct mergers and acquisitions, and a rating below “satisfactory” can result in the denial of such applications. The failure to receive a rating of “satisfactory” or better can also result in other restrictions on Clifton Savings Bank’s activities. All such restrictions will last until such time as Clifton Savings Bank receives a rating of “satisfactory” or better with respect to the Community Reinvestment Act, and a new review of our compliance may not occur for several months. This could limit our ability to implement our business strategy, particularly with respect to a conversion to a fully public stock holding company, acquisitions and branching. On February 7, 2011, Clifton Savings Bancorp announced the postponement of its second step conversion and offering following the issuance of the “needs to improve” rating and, on June 22, 2011, Clifton Savings Bancorp announced that it had withdrawn its application relating to this second-step conversion and offering.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our business at our main office and eleven branch offices. The following table sets forth certain information relating to these facilities as of March 31, 2013.

Location	Year Opened	Net Book Value as of March 31, 2013	Square Footage	Owned/ Leased
		(Dollars in thousands)
Main Office
1433 Van Houten Avenue	1981	$2,014	10,460	Owned

Mortgage Office
4 Brighton Road Suite 306	2012	—	4,643	Leased

Branches
Clifton:
1055 Clifton Avenue	1956	$563	2,484	Owned
319 Lakeview Avenue	1970	$337	3,311	Owned
646 Van Houten Avenue	1968	$1,036	1,081	Owned
387 Valley Road	1971	—	995	Leased
Garfield:
247 Palisade Avenue	1975	$937	3,130	Owned
369 Lanza Avenue	1977	$901	2,174	Owned
Wallington:
55 Union Boulevard	2004	$1,112	2,806	Owned
Wayne:
1158 Hamburg Turnpike	2003	—	1,617	Leased
Fair Lawn:
33-11 Broadway	2009	$34	2,718	Leased
Lyndhurst:
401 Valley Brook Avenue	2010	$15	2,800	Leased
Woodland Park:
Plaza 46 1530 US Highway 46	2010	$92	3,000	Leased

Item 3.	Legal Proceedings

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

The information regarding the market for Clifton Savings Bancorp’s common equity and related stockholder matters is incorporated herein by reference to the section captioned “Investor and Corporate Information” in Clifton Savings Bancorp’s 2013 Annual Report to Stockholders.

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

Clifton Savings Bancorp did not repurchase any of its common stock during the quarter ended March 31, 2013.

Item 6.	Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial and Other Data” in the 2013 Annual Report to Stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2013 Annual Report to Stockholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2013 Annual Report to Stockholders.

Item 8.	Financial Statements and Supplemental Data

The information regarding financial statements is incorporated herein by reference to the sections captioned “Report of Independent Registered Public Accounting Firm” and “Consolidated Financial Statements” in the 2013 Annual Report to Stockholders.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Clifton Savings Bancorp’s management, including Clifton Savings Bancorp’s principal executive officer and principal financial officer, has evaluated the effectiveness of Clifton Savings Bancorp’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Clifton Savings Bancorp’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Clifton Savings Bancorp files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to Clifton Savings Bancorp’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, in the 2013 Annual Report to Stockholders.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in Clifton Savings Bancorp’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, Clifton Savings Bancorp’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of Clifton Savings Bancorp is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in Clifton Savings Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Executive Officers

The information relating to the executive officers of Clifton Savings Bancorp in Part I, Item 1, “Business — Executive Officers of the Registrant” in this Annual Report on Form 10-K is incorporated herein by reference. In addition, the information relating to our Chairman and Chief Executive Officer is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in Clifton Savings Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in Clifton Savings Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Disclosure of Code of Ethics

Clifton Savings Bancorp has adopted a Code of Ethics and Business Conduct. See Exhibit 14.1 to this Annual Report on Form 10-K.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters—Committees of the Board of Directors—Audit/Compliance Committee” in Clifton Savings Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information regarding executive and director compensation is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters—Director Compensation for the 2013 Fiscal Year,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” respectively, in Clifton Savings Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Savings Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Savings Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Clifton Savings Bancorp knows of no arrangements, including any pledge by any person or securities of Clifton Savings Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of March 31, 2013 about Company common stock that may be issued under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. The plan was approved by Clifton Savings Bancorp’s stockholders on July 14, 2005.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the column (a)) (c)
Equity compensation plans approved by stockholders	1,457,598	$10.08	6,766
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	1,457,598	$10.08	6,766

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Transactions with Related Persons” in Clifton Savings Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders. The information regarding director independence is incorporated herein by reference to the section captioned “Corporate Governance — Director Independence” in Clifton Savings Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 2 — Ratification of the Independent Registered Public Accounting Firm” in Clifton Savings Bancorp’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	The following are filed as a part of this report by means of incorporation of Clifton Savings Bancorp’s 2013 Annual Report to Stockholders:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of March 31, 2013 and 2012

•	Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended March 31, 2013

•	Consolidated Statements of Comprehensive Income for Each of the Years in the Three-Year Period Ended March 31, 2013

•	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Years in the Three-Year Period Ended March 31, 2013

•	Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended March 31, 2013

•	Notes to Consolidated Financial Statements

(2)	All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(3)	Exhibits

3.1	Charter of Clifton Savings Bancorp, Inc. (1)

3.2	Bylaws of Clifton Savings Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)

10.1	Amended and Restated Employment Agreement between Clifton Savings Bancorp, Inc. and John A. Celentano, Jr. (3)*

10.2	Amended and Restated Employment Agreement between Clifton Savings Bancorp, Inc. and Walter Celuch (3)*

10.3	Amended and Restated Employment Agreement between Clifton Savings Bank and John A. Celentano, Jr. (3)*

10.4	Amended and Restated Employment Agreement between Clifton Savings Bank and Walter Celuch (3)*

10.5	Employment Agreement between Clifton Savings Bancorp, Inc. and Christine R. Piano (4)*

10.6	Employment Agreement between Clifton Savings Bank and Bart D’Ambra (4)*

10.7	Employment Agreement between Clifton Savings Bank and Stephen A. Hoogerhyde (4)*

10.8	Employment Agreement between Clifton Savings Bank and Christine R. Piano (4)*

10.9	Amended and Restated Clifton Savings Bank Directors’ Retirement Plan (3)*

10.10	Clifton Savings Bank 401(k) Savings Plan (5)*

10.11	Amended and Restated Clifton Savings Bank Supplemental Executive Retirement Plan (3)*

10.12	Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan (6)*

10.13	Amendment to the Clifton Savings Bank Change in Control Severance Plan (3)*

13.0	Annual Report to Stockholders

14.1	Code of Ethics and Business Conduct (1)

21.0	List of Subsidiaries

23.0	Consent of ParenteBeard LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0**	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensation plan arrangement.
**	Furnished, not filed.
(1)	Incorporated by reference to Clifton Savings Bancorp’s 2004 Annual Report on Form 10-K filed on June 29, 2004.
(2)	Incorporated by reference to Clifton Savings Bancorp’s Current Report on Form 8-K filed on October 26, 2007.
(3)	Incorporated by reference to Clifton Savings Bancorp’s Quarterly Report on Form 10-Q filed on February 5, 2009.
(4)	Incorporated by reference to Clifton Savings Bancorp’s Quarterly Report on Form 10-Q filed on February 7, 2013.
(5)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-113302) filed on March 5, 2004.
(6)	Incorporated by reference to Clifton Savings Bancorp’s Proxy Statement filed on June 10, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON SAVINGS BANCORP, INC.

Date: June 6, 2013	By:	/s/ John A. Celentano, Jr.
John A. Celentano, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John A. Celentano, Jr.	Chairman of the Board and	June 6, 2013
John A. Celentano, Jr.	Chief Executive Officer (principal executive officer)

/s/ Christine R. Piano	Chief Financial Officer and	June 6, 2013
Christine R. Piano	Treasurer (principal financial and accounting officer)

/s/ Thomas A. Miller	Director	June 6, 2013
Thomas A. Miller

/s/ John H. Peto	Director	June 6, 2013
John H. Peto

/s/ Charles J. Pivirotto	Director	June 6, 2013
Charles J. Pivirotto

/s/ Cynthia Sisco	Director	June 6, 2013
Cynthia Sisco

/s/ Joseph C. Smith	Director	June 6, 2013
Joseph C. Smith

/s/ Stephen Adzima	Director	June 6, 2013
Stephen Adzima