Form 10-Q
period 2013-06-30
CLIFTON SAVINGS BANCORP INC
filed 2013-08-08
CIK 1240581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2013: 26,242,060 shares outstanding.

CLIFTON SAVINGS BANCORP, INC.

AND SUBSIDIARIES

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	June 30,	March 31,
	2013	2013
ASSETS
Cash and due from banks	$23,503	$15,048
Interest-bearing deposits in other banks	22,649	10,848

Cash and Cash Equivalents	46,152	25,896

Securities available for sale, at fair value:	4,456	15,399
Securities held to maturity, at cost (fair value of $447,480 at June 30, 2013 and $479,339 at March 31, 2013):	445,357	462,728
Loans receivable	494,844	459,312
Allowance for loan losses	(2,640)	(2,500)

Net Loans	492,204	456,812

Bank owned life insurance	35,757	35,499
Premises and equipment	7,743	7,841
Federal Home Loan Bank of New York stock	3,839	3,897
Interest receivable	3,004	3,177
Real estate owned	204	215
Other assets	4,225	4,620

Total Assets	$1,042,941	$1,016,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$13,751	$13,228
Interest bearing	775,954	750,464

Total Deposits	789,705	763,692

Advances from Federal Home Loan Bank of New York	52,500	52,500
Advance payments by borrowers for taxes and insurance	5,468	5,071
Other liabilities and accrued expenses	6,946	7,493

Total Liabilities	854,619	828,756

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock ($.01 par value), 1,000,000 shares authorized; shares issued or outstanding - none	—	—
Common stock ($.01 par value), 75,000,000 shares authorized; 30,530,470 shares issued, 26,242,060 shares outstanding at June 30, 2013; 26,166,652 shares outstanding at March 31, 2013	305	305
Paid-in capital	136,282	136,154
Deferred compensation obligation under Rabbi Trust	298	292
Retained earnings	102,492	102,292
Treasury stock, at cost; 4,288,410 shares at June 30, 2013; 4,363,818 shares at March 31, 2013	(46,284)	(47,067)
Common stock acquired by Employee Stock Ownership Plan (“ESOP”)	(4,030)	(4,213)
Accumulated other comprehensive loss	(474)	(188)
Stock held by Rabbi Trust	(267)	(247)

Total Stockholders’ Equity	188,322	187,328

Total Liabilities and Stockholders’ Equity	$1,042,941	$1,016,084

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended June 30,
	2013	2012
Interest Income:
Loans	$4,812	$4,939
Mortgage-backed securities	2,784	3,468
Debt securities	550	1,119
Other interest-earning assets	41	64

Total Interest Income	8,187	9,590

Interest Expense:
Deposits	2,042	2,697
Advances	472	739

Total Interest Expense	2,514	3,436

Net Interest Income	5,673	6,154
Provision for Loan Losses	180	100

Net Interest Income after Provision for Loan Losses	5,493	6,054

Non-Interest Income:
Fees and service charges	59	55
Bank owned life insurance	258	215
Gain on sale of securities	566	—
Loss on write-down of land held for sale	—	(99)

Total Non-Interest Income	883	171

Non-Interest Expenses:
Salaries and employee benefits	2,049	1,862
Occupancy expense of premises	380	352
Equipment	307	271
Directors’ compensation	228	189
Advertising	104	69
Legal	37	35
Federal deposit insurance premium	118	130
Other	450	513

Total Non-Interest Expenses	3,673	3,421

Income before Income Taxes	2,703	2,804
Income Taxes	955	984

Net Income	$1,748	$1,820

Net Income per Common Share:
Basic	$0.07	$0.07

Diluted	$0.07	$0.07

Dividends per common share	$0.06	$0.06

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	25,818,767	25,654,071

Diluted	26,053,357	25,672,957

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2013	2012

Net income	$1,748	$1,820

Other comprehensive (loss):
Gross unrealized holding (loss) on securities available for sale, net of income tax benefit of $86 and $67, respectively	(123)	(97)
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of $120 and $0, respectively (A)	(175)	—
Benefit plans, net of income tax of $10 and $6, respectively (B)	12	10

Total other comprehensive (loss)	(286)	(87)

Total comprehensive income	$1,462	$1,733

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)	Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors’ compensation line. The related income tax amounts are included in income taxes.

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,748	$1,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	165	149
Net amortization (accretion) of deferred fees and costs, premiums and discounts	36	(53)
Provision for loan losses	180	100
Realized sale gain on securities available for sale	(295)	—
Realized sale gain on securities held to maturity	(271)	—
Loss on write-down of land held for sale	—	99
Loss on write-down of real estate owned	11	37
Decrease in interest receivable	173	393
Deferred income tax (benefit)	(148)	(213)
Decrease in other assets	762	109
Increase (decrease) in accrued interest payable	5	(21)
Increase (decrease) in other liabilities	186	(566)
(Increase) in cash surrender value of bank owned life insurance	(258)	(215)
ESOP shares committed to be released	220	187
Restricted stock expense	15	15
Stock option expense	15	24
Increase in deferred compensation obligation under Rabbi Trust	6	4

Net cash provided by operating activities	2,550	1,869

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	6,074	26,869
Securities held for maturity	34,453	98,316
Proceeds from sale of securities available for sale	4,659	—
Proceeds from sale of securities held to maturity	5,544	—
Redemptions of Federal Home Loan Bank of New York stock	58	1,007
Purchases of:
Securities available for sale	—	(15,000)
Securities held for maturity	(23,154)	(40,291)
Loans receivable	(18,366)	(17,160)
Premises and equipment	(67)	(41)
Federal Home Loan Bank of New York stock	—	(675)
Net (increase) decrease in loans receivable	(17,181)	3,947

Net cash (used in) provided by investing activities	(7,980)	56,972

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Net increase (decrease) in deposits	$26,013	$(34,190)
Principal payments on advances from Federal Home Loan Bank of New York	—	(6,225)
Net increase in payments by borrowers for taxes and insurance	397	190
Exercise of stock options	765	—
Dividends paid	(1,548)	(1,538)
Purchase of treasury stock	(15)	(12)
Income tax benefit from stock based compensation	74	4

Net cash provided by (used in) financing activities	25,686	(41,771)

Net increase in cash and cash equivalents	20,256	17,070
Cash and cash equivalents - beginning	25,896	40,257

Cash and cash equivalents - ending	$46,152	$57,327

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,509	$3,457

Income taxes paid	$1,102	$1,927

Non cash activities:
Amounts due to/from brokers for security purchase/sale	$737	$—

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Clifton Savings Bancorp, Inc. (the “Company”), the Company’s wholly-owned subsidiary, Clifton Savings Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Botany Inc. (“Botany”). The Company’s business consists principally of investing in securities and the operations of the Bank. Botany’s business consists solely of holding investment and mortgage-backed securities, and Botany is treated under New Jersey tax law as a New Jersey investment company. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2013, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 6, 2013.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three months ended June 30, 2013 and 2012 includes incremental shares related to outstanding options of 234,590 and 18,886, respectively. Shares issued or reacquired during any period are weighted for the portion of the period they were outstanding. During the three months ended June 30, 2013, no options were antidilutive. During the three months ended June 30, 2012, 399,605 outstanding options were antidilutive.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE PLANS

On November 28, 2012, the Company’s Board of Directors authorized the Company’s tenth stock repurchase plan for up to 280,000 shares of the Company’s outstanding common stock, representing approximately 3% of the outstanding shares owned by entities other than Clifton MHC on that date. There were no stock repurchases under this plan or any other repurchase plans made during the three months ended June 30, 2013 and 2012.

Additionally, during the three months ended June 30, 2013 and 2012, 1,283 and 1,202 shares, respectively, were repurchased at an aggregate cost of approximately $16,000, or $12.15 per share, and $12,000, or $10.07 per share, respectively, representing the withholding of shares subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan for payment of taxes due upon the vesting of restricted stock awards.

All repurchased shares are held as treasury stock for general corporate use.

4. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and former President’s post-retirement health care plan were as follows:

	Three Months Ended June 30,
	2013	2012
	(In Thousands)

Service cost	$40	$15
Interest cost	35	36
Amortization of past service cost	12	10
Amortization of unrecognized net loss	10	6

Net periodic benefit cost	$97	$67

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,255	$201	$—	$4,456

Total available for sale securities	$4,255	$201	$—	$4,456

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$5,000	$4	$—	$5,004

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	4,838	387	—	5,225
Federal National Mortgage Association	4,856	314	—	5,170

	9,694	701	—	10,395

Total available for sale securities	$14,694	$705	$—	$15,399

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$74,999	$173	$374	$74,798
Corporate bonds	49,933	1,064	169	50,828

	124,932	1,237	543	125,626

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	94,140	2,985	1,220	95,905
Federal National Mortgage Association	201,849	3,784	5,203	200,430
Governmental National Mortgage Association	24,436	1,200	117	25,519

	320,425	7,969	6,540	321,854

Total held to maturity securities	$445,357	$9,206	$7,083	$447,480

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$69,999	$607	$11	$70,595
Corporate bonds	49,917	1,951	1	51,867

	119,916	2,558	12	122,462

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	106,346	5,459	125	111,680
Federal National Mortgage Association	207,781	7,118	350	214,549
Governmental National Mortgage Association	28,685	1,998	35	30,648

	342,812	14,575	510	356,877

Total held to maturity securities	$462,728	$17,133	$522	$479,339

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

Contractual maturity data for securities are as follows:

	June 30, 2013
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Due after ten years	$4,255	$4,456

Total available for sale securities	$4,255	$4,456

Held to maturity:
Debt securities:
Due less than one year	$5,000	$5,004
Due after one through five years	99,929	100,590
Due after five through ten years	20,003	20,032

	124,932	125,626

Mortgage-backed securities:
Due after one through five years	478	501
Due after five through ten years	81,355	77,829
Due after ten years	238,592	243,524

	320,425	321,854

Total held to maturity securities	$445,357	$447,480

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. The Company’s mortgage-backed securities are generally secured by residential and multi-family mortgage loans. However, the effective lives of those securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the mortgage loans comprised within those securities. Investors in mortgage pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at June 30 and March 31, 2013 were as follows:

	Less Than 12 Months		12 Months or More		Total
June 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$54,626	$374	$—	$—	$54,626	$374
Corporate bonds	9,806	169	—	—	9,806	169

	64,432	543	—	—	64,432	543

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	37,621	1,219	29	1	37,650	1,220
Federal National Mortgage Association	108,931	5,202	125	1	109,056	5,203
Government National Mortgage Association	1,493	117	—	—	1,493	117

	148,045	6,538	154	2	148,199	6,540

Total held to maturity securities	$212,477	$7,081	$154	$2	$212,631	$7,083

	Less Than 12 Months		12 Months or More		Total
March 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$9,988	$11	$—	$—	$9,988	$11
Corporate bonds	—	—	4,999	1	4,999	1

	9,988	11	4,999	1	14,987	12

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	10,368	124	30	1	10,398	125
Federal National Mortgage Association	42,609	347	187	3	42,796	350
Government National Mortgage Association	1,585	35	—	—	1,585	35

	54,562	506	217	4	54,779	510

Total held to maturity securities	$64,550	$517	$5,216	$5	$69,766	$522

Management does not believe that any of the unrealized losses at June 30, 2013 (eleven bonds of Government-sponsored enterprises and two corporate bonds included in debt securities, and twenty-eight FNMA, thirteen FHLMC, and one GNMA mortgage-backed security) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

During the three months ended June 30, 2013, the proceeds from sales of securities available for sale totaled $4.7 million and the proceeds from sales of securities held to maturity totaled $5.6 million, resulting in gross realized gains of $295,000 and $272,000, respectively, and gross realized losses of $-0- and $1,000, respectively. The remaining principal balance for each of the securities held to maturity sold was less than 15% of the original principal purchased. There were no sales of securities available for sale and held to maturity during the three months ended June 30, 2012.

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	June 30,	March 31,
	2013	2013
	(In Thousands)
Real estate:
One-to four-family	$443,717	$419,240
Multi-family	17,218	14,990
Commercial	20,245	13,671
Construction	708	937

	481,888	448,838
Consumer:
Second mortgage	8,652	6,687
Passbook or certificate	785	838
Equity lines of credit	2,395	2,218
Other loans	55	55

	11,887	9,798

Total Loans	493,775	458,636

Less:
Loans in process	(92)	(169)
Net purchase premiums, discounts, and deferred loan costs	1,161	845

	1,069	676

Total Loans, Net	494,844	$459,312

The allowance for loan losses consists of general and unallocated components. For loans that are classified as impaired, a valuation allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component of the allowance covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one- to four-family real estate, construction real estate, second mortgage loans, home equity lines of credit and passbook loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors to reflect current conditions. The historical loss factor is adjusted by qualitative risk factors which include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

2.	National, regional, and local economic and business conditions, including the value of underlying collateral for collateral dependent loans.

3.	Nature and volume of the portfolio and terms of loans.

4.	Experience, ability and depth of lending management and staff.

5.	The quality of the Bank’s loan review system.

6.	Volume and severity of past due, classified and nonaccrual loans.

7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

8.	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

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

2. Multi-Family Loans - consists of loans secured by multi-family real estate which generally involve a greater degree of risk than one-to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The Bank has always had conservative underwriting standards.

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

4. Construction Loans - consists primarily of the financing of construction of one- to four-family properties or construction/permanent loans for the construction of one-to four-family homes to be occupied by the borrower. Construction loans generally are considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to uncertainty of construction costs. Independent inspections are performed prior to disbursement of loan proceeds as construction progresses to mitigate these risks. These loans are also affected by economic conditions.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

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

2. Passbook or Certificate and Other Loans - consists of loans secured by passbook accounts and certificates of deposits and unsecured loans. The passbook or certificate loans have low credit risk as they are fully secured by their collateral. Unsecured loans, included in other loans, are considered a low credit risk.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Non-classified assets are rated as a pass or pass-watch. Pass-watch loans require current oversight or tracking by management generally due to incomplete documentation or monitoring due to previous delinquent status.

In addition, the Office of the Comptroller of the Currency (the “OCC”), as an integral part of its examination process, periodically reviews the Bank’s loan portfolio and the related allowance for loan losses. The OCC may require the allowance for loan losses to be increased based on its review of information available at the time of the examination.

The change in the allowance for loan losses for the three months ended June 30, 2013 and 2012 is as follows:

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2013:
Total allowance for loan losses	$2,127	$187	$99	$5	$38	$1	$43	$2,500
Charge-offs	(45)	—	—	—	—	—	—	(45)
Recoveries	5	—	—	—	—	—	—	5
Provision charged to operations	76	42	29	(1)	12	—	22	180

At June 30, 2013:
Total allowance for loan losses	$2,163	$229	$128	$4	$50	$1	$65	$2,640

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2012:
Total allowance for loan losses	$1,733	$193	$105	$4	$42	$1	$12	$2,090
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	109	(4)	(2)	1	(2)	—	(2)	100

At June 30, 2012:
Total allowance for loan losses	$1,842	$189	$103	$5	$40	$1	$10	$2,190

The following table presents the allocation of the allowance for loan losses by loan class at June 30 and March 31, 2013.

June 30, 2013	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,163	229	128	4	50	1	65	2,640

Total	$2,163	$229	$128	$4	$50	$1	$65	$2,640

Loans:
Individually evaluated for impairment	$317	$—	$250	$—	$—	$—	$—	$567
Collectively evaluated for impairment	443,400	17,218	19,995	708	11,047	840	—	493,208

Total	$443,717	$17,218	$20,245	$708	$11,047	$840	$—	$493,775

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

March 31, 2013	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,127	187	99	5	38	1	43	2,500

Total	$2,127	$187	$99	$5	$38	$1	$43	$2,500

Loans:
Individually evaluated for impairment	$528	$—	$251	$—	$—	$—	$—	$779
Collectively evaluated for impairment	418,712	14,990	13,420	937	8,905	893	—	457,857

Total	$419,240	$14,990	$13,671	$937	$8,905	$893	$—	$458,636

The aggregate amount of classified loan balances are as follows at June 30 and March 31, 2013:

June 30, 2013	One-to Four- Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$437,296	$17,218	$19,995	$708	$10,861	$840	486,918
Classified:
Special mention	1,067	—	—	—	9	—	1,076
Substandard	5,354	—	250	—	177	—	5,781
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$443,717	$17,218	$20,245	$708	$11,047	$840	$493,775

March 31, 2013	One-to Four- Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$412,488	$14,990	$13,356	$937	$8,748	$893	451,412
Classified:
Special mention	1,191	—	64	—	9	—	1,264
Substandard	5,561	—	251	—	148	—	5,960
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$419,240	$14,990	$13,671	$937	$8,905	$893	$458,636

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information with respect to the Bank’s nonaccrual loans at June 30 and March 31, 2013. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest becomes doubtful. Nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained period of repayment performance (generally six months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

	June 30,	March 31,
	2013	2013
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One-to four-family	$5,354	$5,496
Commercial	250	251
Consumer and other loans:
Second mortgage	177	148

Total nonaccrual loans	$5,781	$5,895

The following table provides information about delinquencies in the Bank’s loan portfolio at June 30 and March 31, 2013.

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One-to four-family	$2,553	$210	$2,961	$5,724	$437,993	$443,717
Multi-family	—	—	—	—	17,218	17,218
Commercial	—	250	—	250	19,995	20,245
Construction	—	—	—	—	708	708
Consumer and other loans:
Second mortgage and equity lines of credit	140	9	75	224	10,823	11,047
Passbook or certificate and other loans	—	—	—	—	840	840

Total	$2,693	$469	$3,036	$6,198	$487,577	$493,775

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One-to four-family	$2,076	$300	$3,693	$6,069	$413,171	$419,240
Multi-family	—	—	—	—	14,990	14,990
Commercial	—	251	—	251	13,420	13,671
Construction	—	—	—	—	937	937
Consumer and other loans:
Second mortgage and equity lines of credit	9	4	39	52	8,853	8,905
Passbook or certificate and other loans	—	96	—	96	797	893

Total	$2,085	$651	$3,732	$6,468	$452,168	$458,636

There were no loans that are past due greater than 90 days that were accruing as of June 30 and March 31, 2013.

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company considers one-to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, does not separately evaluate them for impairment, unless they are considered troubled debt restructurings. All other loans are evaluated for impairment on an individual basis.

Impaired loans, none of which had a related allowance at or during the three months ending June 30, 2013 and 2012, and at or for the year ended March 31, 2013, were as follows:

At or For The Three Months Ended June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$317	$492	$—	$475	$4
Commercial	250	250	—	251	4

Total impaired loans	$567	$742	$—	$726	$8

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

At or For The Three Months Ended June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$530	$723	$—	$732	$6
Commercial	255	255	—	255	3

Total impaired loans	$785	$978	$—	$987	$9

At or For The Year Ended March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$528	$718	$—	$593	$19
Commercial	251	251	—	253	12

Total impaired loans	$779	$969	$—	$846	$31

The recorded investment in loans modified in a troubled debt restructuring totaled $317,000 and $528,000, respectively, at June 30 and March 31, 2013, $8,000 and $217,000, respectively, of which were 90 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at June 30 and March 31, 2013. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment. There were no new troubled debt restructurings or defaults on troubled debt restructurings that occurred within twelve months of restructuring during the three months ended June 30, 2013 and 2012.

7. FAIR VALUE

The accounting guidance on fair value measurement establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy describes three levels of inputs that may be used to measure fair value:

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

7. FAIR VALUE (CONT’D)

In addition, the guidance requires the Company to disclose the fair value for certain assets and liabilities on both a recurring and non-recurring basis.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30 and March 31, 2013 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
June 30, 2013:
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,456	$—	$4,456	$—

Total securities available for sale	$4,456	$—	$4,456	$—

March 31, 2013:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$5,225	$—	$5,225	$—
Federal National Mortgage Association	5,170	—	5,170	—
Debt securities:
Government-sponsored enterprises	5,004	—	5,004	—

Total securities available for sale	$15,399	$—	$15,399	$—

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 are as follow:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
June 30, 2013
Real estate owned	$204	$—	$—	$204

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30 or March 31, 2013. There were no assets measured at fair value on a non-recurring basis at March 31, 2013.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

June 30, 2013	Fair Value Estimate	Valuation Techniques		Unobserved Input		Range (Weighted Average)

Real Estate Owned	$204	Appraisal value	(1)	Liquidation expenses	(2)	7% (7%	)

(1)	Fair value is based upon the current value based on an appraisal by an independent licensed appraiser.
(2)	Includes estimated liquidation expenses.

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

The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at June 30 and March 31, 2013.

Cash and Cash Equivalents, Interest Receivable and Interest Payable (Carried at Cost)

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents, interest receivable and interest payable approximate their fair values.

Securities

The fair value of all securities, whether classified as available for sale (carried at fair value) or held to maturity (carried at amortized cost), is determined by reference to quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Securities are measured on a recurring basis. The fair values of these securities are obtained from prices received from an independent pricing service. The Company’s pricing service provides it with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available. As the Company is responsible for the determination of fair value, it performs monthly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

Real Estate Owned

Real estate owned, acquired through foreclosure or deed-in-lieu of foreclosure, is initially recorded at fair value, less estimated selling costs when acquired, establishing a new cost basis. Adjustments to real estate owned are measured at fair value less estimated selling costs. Fair value is estimated through current appraisals by an independent licensed appraiser and, as such, foreclosed real estate properties are classified as Level 3.

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

As of June 30 and March 31, 2013, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

June 30, 2013	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$46,152	$46,152	$46,152	$—	$—
Securities available for sale	4,456	4,456	—	4,456	—
Securities held to maturity	445,357	447,480	—	447,480	—
Net loans receivable	492,204	492,396	—	—	492,396
Federal Home Loan Bank of New York stock	3,839	3,839	—	3,839	—
Interest receivable	3,004	3,004	—	3,004	—
Financial liabilities:
Deposits	789,705	796,170	—	796,170	—
FHLB advances	52,500	56,442	—	56,442	—
Interest payable	180	180	—	180	—

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

March 31, 2013	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$25,896	$25,896	$25,896	$—	$—
Securities available for sale	15,399	15,399	—	15,399	—
Securities held to maturity	462,728	479,339	—	479,339	—
Net loans receivable	456,812	485,249	—	—	485,249
Federal Home Loan Bank of New York stock	3,897	3,897	—	3,897	—
Interest receivable	3,177	3,177	—	3,177	—
Financial liabilities:
Deposits	763,692	770,479	—	770,479	—
FHLB advances	52,500	59,786	—	59,786	—
Interest payable	175	175	—	175	—

8. RECENT ACCOUNTING PRONOUNCEMENTS

On June 7, 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-08, “Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements.” The amendments in this Update modify the guidance for determining whether an entity is an investment company, update the measurement requirements for noncontrolling interests in other investment companies and require additional disclosures for investment companies under US GAAP. The amendments in the Update develop a two-tiered approach for the assessment of whether an entity is an investment company which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics. The amendments in this Update also revise the measurement guidance in Topic 946 (Financial Services-Investment Companies) such that investment companies must measure noncontrolling ownership interests in other investment companies at fair value, rather than applying the equity method of accounting to such interests. This standard does not apply to the Company and will not have an impact on the Company’s consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. (See Part II - “Item 1A: Risk Factors.”) Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 under Part I - “Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and net loans which comprised 43.1% and 47.2%, respectively, of total assets at June 30, 2013, as compared to 47.1% and 45.0%, respectively, of total assets at March 31, 2013. Cash and cash equivalents increased to 4.4% of total assets at June 30, 2013, as compared to 2.5% at March 31, 2013. The Company’s mortgage-backed securities portfolio at June 30, 2013 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 60% U.S. government-sponsored or guaranteed enterprises and 40% corporate bonds.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”). Deposits increased $26.0 million, or 3.4%, between March 31, 2013 and June 30, 2013 and borrowed funds remained constant at $52.5 million. The increase in deposits was mainly due to the promotional rates offered at two of the Bank’s branches.

Net interest income decreased $481,000, or 7.8%, during the three months ended June 30, 2013, when compared with the same 2012 period. This decrease in net interest income was due to a $1.4 million decrease in total interest income partially offset by a decrease in total interest expense of $922,000. Average interest-earning assets decreased $74.9 million, or 7.3%, during the three months ended June 30, 2013, while average interest-bearing liabilities decreased $60.9 million, or 6.9%, when compared with the same 2012 period. The $14.0 million decrease in average net interest-earning assets was mainly attributable to decreases of $70.9 million in investment securities, $15.8 million in mortgage-backed securities and $19.0 million in other interest-earning assets, partially offset by an increase of $30.8 million in loans, and decreases in interest bearing deposits of $36.6 million and borrowings of $24.3 million.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

The net interest rate spread increased 4 basis points during the three months ended June 30, 2013, to 2.19% from 2.15% during the three months ended June 30, 2012. This was due to a decrease of 33 basis points in the cost of interest-bearing liabilities which was partially offset by a decrease of 29 basis points in the return on interest-earning assets. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended June 30, 2013, non-interest income increased $712,000, or 416.4%, as compared to the comparable period in 2012 mainly as the result of an increase of $566,000 in gains on sale of securities and a decrease in loss on the write-down of land held for sale of $99,000 to zero during the three months ended June 30, 2013. Provision for loan losses increased $80,000, or 80.0%, for the three months ended June 30, 2013, and non-interest expense increased $252,000, or 7.4%, between periods.

Changes in Financial Condition

The Company’s assets at June 30, 2013 totaled $1.04 billion, which represents an increase of $26.9 million, or 2.6%, as compared with $1.02 billion at March 31, 2013.

Cash and cash equivalents increased $20.3 million, or 78.2%, to $46.2 million at June 30, 2013 as compared to $25.9 million at March 31, 2013.

Securities available for sale at June 30, 2013 decreased $10.9 million, or 71.1%, to $4.5 million from $15.4 million at March 31, 2013. The decrease during the three months ended June 30, 2013 resulted primarily from calls and repayments totaling $6.1 million, proceeds from sales totaling $4.7 million and a decrease of $504,000 in the unrealized gain on the portfolio.

Securities held to maturity at June 30, 2013 decreased $17.3 million, or 3.8%, to $445.4 million from $462.7 million at March 31, 2013. The decrease during the three months ended June 30, 2013 resulted primarily from maturities, calls and repayments totaling $34.5 million, and proceeds from sale of securities totaling $5.6 million, partially offset by purchases of securities totaling $23.2 million. Certain mortgage-backed securities which had principal balances remaining of less than 15% of the principal balance purchased were sold during the 2013 period.

Net loans at June 30, 2013 increased $35.4 million, or 7.8%, to $492.2 million when compared with $456.8 million at March 31, 2013. The increase during the three months ended June 30, 2013 resulted primarily from origination volume and purchases of loans exceeding repayment levels. The Bank continues to supplement its internal origination volume with purchases of loans from various sources, and in late 2012 established a commercial loan department to expand its multi-family and commercial lending activities. The largest increase in the loan portfolio was in one- to four-family real estate loans, which increased $24.5 million, or 5.8%.

Total liabilities increased $25.8 million, or 3.1%, to $854.6 million at June 30, 2013 from $828.8 million at March 31, 2013. Deposits at June 30, 2013 increased $26.0 million, or 3.4%, to $789.7 million when compared with $763.7 million at March 31, 2013 mainly due to the promotional rates offered at two of the Bank’s branches. From March 31, 2013 to June 30, 2013, borrowed funds were unchanged. At June 30, 2013, the remaining borrowings of $52.5 million had a weighted average interest rate of 3.56%.

Stockholders’ equity totaled $188.3 million and $187.3 million at June 30, 2013 and March 31, 2013, respectively. The increase of $994,000, or 0.5%, for the three months ended June 30, 2013, resulted primarily from net income of $1.75 million, employee stock ownership shares committed to be released of $220,000, $765,000 from the exercise of stock options, partially offset by a net decrease in unrealized gains on the available for sale securities portfolio, net of income taxes, of $298,000 and cash dividends declared of $1.5 million.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012 (Cont’d.)

Average Balance Table

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$472,175	$4,812	4.08%	$441,369	$4,939	4.48%
Mortgage-backed securities	339,772	2,784	3.28%	355,585	3,468	3.90%
Investment securities	126,176	550	1.74%	197,086	1,119	2.27%
Other interest-earning assets	19,587	41	0.84%	38,578	64	0.66%

Total interest-earning assets	957,710	8,187	3.42%	1,032,618	9,590	3.71%

Noninterest-earning assets	72,586			55,181

Total assets	$1,030,296			$1,087,799

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	$57,775	23	0.16%	$57,220	38	0.27%
Savings and Club accounts	138,715	91	0.26%	123,297	108	0.35%
Certificates of deposit	568,612	1,928	1.36%	621,165	2,551	1.64%

Total interest-bearing deposits	765,102	2,042	1.07%	801,682	2,697	1.35%
FHLB Advances	52,500	472	3.60%	76,818	739	3.85%

Total interest-bearing liabilities	817,602	2,514	1.23%	878,500	3,436	1.56%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	13,445			8,195
Other noninterest-bearing liabilities	11,345			14,396

Total noninterest-bearing liabilities	24,790			22,591

Total liabilities	842,392			901,091
Stockholders’ equity	187,904			186,708

Total liabilities and stockholders’ equity	$1,030,296			$1,087,799

Net interest income		$5,673			$6,154

Interest rate spread			2.19%			2.15%
Net interest margin			2.37%			2.38%
Average interest-earning assets to average interest-bearing liabilities	1.17 x			1.18 x

Net income decreased $72,000, or 4.0%, to $1.75 million for the three months ended June 30, 2013 compared with $1.82 million for the same 2012 period. The decrease in net income during the 2013 period resulted primarily from a decrease of $481,000, or 7.8%, in net interest income, an increase of $80,000, or 80.0%, in the provision for loan losses, and an increase of $252,000, or 7.4%, in noninterest expenses, partially offset by a gain on sale of securities of $566,000 in 2013 and a decrease of $99,000 in loss on the write-down of land held for sale included in noninterest income in 2012 and a decrease of $29,000, or 3.0%, in income taxes.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012 (Cont’d.)

Interest income on loans decreased by $127,000, or 2.6%, to $4.81 million during the three months ended June 30, 2013, when compared with $4.94 million for the same 2012 period. The decrease during the 2013 period mainly resulted from a decrease in the yield earned on the loan portfolio of 40 basis points, to 4.08% from 4.48%, partially offset by an increase of $30.8 million, or 7.0%, in the average balance when compared to the same period in 2012. Interest income on mortgage-backed securities decreased $684,000, or 19.7%, to $2.78 million during the three months ended June 30, 2013, when compared with $3.47 million for the same 2012 period. The decrease during the 2013 period resulted from a decrease of 62 basis points in the yield earned on mortgage-backed securities to 3.28% from 3.90%, coupled with a decrease of $15.8 million, or 4.5%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $569,000, or 50.9%, to $550,000 during the three months ended June 30, 2013, when compared to $1.12 million during the same 2012 period, due to a decrease in the average balance of $70.9 million, or 36.0%, coupled with a 53 basis point decrease in yield to 1.74% from 2.27%. The balance of investment securities decreased as many securities were called during the period. Interest earned on other interest-earning assets decreased by $23,000, or 35.9%, to $41,000 during the three months ended June 30, 2013, when compared to $64,000 during the same 2012 period primarily due to a decrease of $19.0 million, or 49.2%, in average balance, partially offset by an 18 basis point increase in the yield to 0.84% from 0.66%. Other interest-earning assets decreased due to the funds being redeployed into higher yielding loans. The decrease in the yields on most interest-earning assets was the result of overall lower market interest rates.

Interest expense on deposits decreased $655,000, or 24.3%, to $2.04 million during the three months ended June 30, 2013, when compared to $2.70 million during the same 2012 period. The decrease was primarily attributable to a decrease of 28 basis points in the cost of interest-bearing deposits to 1.07% from 1.35%, coupled with a decrease of $36.6 million, or 4.6%, in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased approximately $267,000, or 36.1%, to $472,000 during the three months ended June 30, 2013 when compared with $739,000 during the same 2012 period. The decrease was primarily attributable to a decrease of $24.3 million, or 31.7%, in the average balance of borrowings, coupled with a decrease of 25 basis points in the cost of borrowings to 3.60% from 3.85%. The $60.9 million decrease in average interest-bearing liabilities was due to a decrease of $36.6 million in interest-bearing deposits coupled with a decrease of $24.3 million in borrowings. Net interest income decreased $481,000, or 7.8%, during the three months ended June 30, 2013, to $5.67 million when compared to $6.15 million for the same 2012 period. The net interest rate spread increased 4 basis points due to a 33 basis point decrease in the cost of interest-bearing liabilities partially offset by a decrease of 29 basis points in the yield earned on interest-earning assets.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012 (Cont’d.)

The provision for loan losses increased $80,000, or 80.0%, to $180,000 for the three months ended June 30, 2013 as compared to $100,000 for the same period in 2012. The allowance for loan losses is based on management’s qualitative analysis which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2013 and 2012, the Bank’s non-accrual loans totaled $5.8 million and $4.2 million, respectively, representing 1.17% and 0.93%, respectively, of total gross loans, and 0.55% and 0.39%, respectively, of total assets. At March 31, 2013, nonaccrual loans totaled $5.9 million, or 1.29% and 0.58% of total gross loans and total assets, respectively. During the three months ended June 30, 2013, the Bank recorded $40,000 in net charge-offs on two one-to four-family loans. During the three months ended June 30, 2012, the Bank did not charge off any loans. At June 30, 2013, non-accrual loans consisted of twenty-nine loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, five second mortgage loans secured by one- to four-family residential real estate, and one second mortgage loan secured by commercial real estate, while at June 30, 2012, non-accrual loans consisted of twenty-three loans secured by one-to four-family residential real estate, three second mortgage loans secured by one-to four-family residential real estate, and one second mortgage loan secured by commercial real estate. Included in non-accrual loans at June 30, 2013 are sixteen loans totaling $2.7 million that are current or less than ninety days delinquent. At June 30, 2012, there were only six loans totaling $207,000 that were current or less than ninety days delinquent included in non-accrual loans. At March 31, 2013, there were thirteen loans totaling $2.2 million that were current or less than ninety days delinquent included in non-accrual loans. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $567,000, $779,000 and $785,000 at June 30, 2013, March 31, 2013 and June 30, 2012, respectively. The allowance for loan losses amounted to $2.64 million, $2.50 million, and $2.19 million, respectively, at June 30, 2013, March 31, 2013, and June 30, 2012, representing 0.53%, 0.55%, and 0.48% of total gross loans at June 30, 2013, March 31, 2013 and June 30, 2012, respectively.

Non-interest income increased $712,000, or 416.4%, to $883,000 for the three months ended June 30, 2013 compared to $171,000 for the three months ended June 30, 2012. The increase was primarily the result of a $566,000 gain on sale of securities included in the current period, coupled with a decrease of $99,000 in loss on write-down of land held for sale.

Non-interest expense increased $252,000, or 7.4%, to $3.67 million for the three months ended June 30, 2013 as compared to $3.42 million for the three months ended June 30, 2012. The increase was primarily the result of increases of $187,000, or 10.0%, in salaries and employee benefits and $35,000, or 50.7%, in advertising expense. Salaries and employee benefits increased due to costs associated with the hiring of two commercial loan officers in December 2012 and April 2013, along with normal annual salary increases. Advertising expense increased due to a campaign associated with increasing deposits at one of the Bank’s branches.

Income taxes totaled $955,000 and $984,000 during the three months ended June 30, 2013 and 2012, respectively. The decrease of $29,000, or 2.9%, during the 2013 period resulted from a decrease in pre-tax income. The overall effective income tax rate was 35.3% in the 2013 period compared with 35.1% for the 2012 period.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $50.6 million, or 4.9% of total assets at June 30, 2013, as compared to $41.3 million, or 4.1% of total assets at March 31, 2013.

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company on a stand-alone basis is responsible for paying any dividends declared to its shareholders. The Company also may repurchase shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, at June 30, 2013, the Company had liquid assets of $13.5 million.

Cash was generated by operating and financing activities and used by investing activities during the three months ended June 30, 2013. The primary sources of cash were net income, an increase in deposits, and proceeds from principal repayments, maturities, calls and sales of securities. The primary uses of funds were purchases of securities and loans and net loan originations. Dividends declared and paid totaled $1.5 million during the three months ended June 30, 2013.

The Company’s primary investing activities are the origination of loans and purchases of loans and the purchases of securities. Net loans amounted to $492.2 million and $456.8 million at June 30, 2013 and March 31, 2013, respectively. Securities, including available for sale and held to maturity issues, totaled $449.8 million and $478.1 million at June 30, 2013 and March 31, 2013, respectively. In addition to funding new loan production through operating and investing activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities, and the sale of securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow overnight funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At June 30, 2013, advances from the FHLB amounted to $52.5 million at a weighted average rate of 3.56%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established unsecured overnight lines of credit at a daily adjustable rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2013, the Bank had outstanding commitments to originate loans totaling approximately $6.5 million for fixed-rate one- to four-family mortgage loans with interest rates ranging from 3.125% to 3.625%, and $1.5 million for an adjustable rate loans with an initial rates ranging from 2.75% to 3.00%.

In addition, at June 30, 2013, the Bank had outstanding commitments to originate multi-family real estate loans totaling approximately $6.2 million which included $850,000 for a fixed-rate loan with an interest rate of 4.00%, and $5.3 million in adjustable rate loans with initial rates ranging from 3.85% to 4.25%. At June 30, 2013, the Bank had outstanding commitments to originate adjustable rate commercial real estate loans totaling approximately $5.1 million with initial rates ranging from 4.00% to 4.50%.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

At June 30, 2013 the Bank also had commitments outstanding to purchase $4.8 million in adjustable interest rate one- to four-family mortgage loans with initial interest rates ranging from 2.50% to 3.25%, and $13.5 million in fixed rate one- to four-family mortgage loans with interest rates ranging from 2.75% to 4.00%.

At June 30, 2013, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $4.7 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. The Bank also had commitments for $80,000 for fixed rate home equity loans with rates ranging from 3.25% to 3.75%.

Certificates of deposit due within one year at June 30, 2013, totaled $331.2 million, or 58.2% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. There were no FHLB advances due within one year at June 30, 2013.

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

The following table sets forth the Bank’s capital position at June 30 and March 31, 2013, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2013:
Total risk-based capital (to risk-weighted assets)	$171,272	39.23%	$34,930	8.00%	$43,662	10.00%
Tier 1 capital (to risk-weighted assets)	168,632	38.62	17,465	4.00	26,197	6.00
Core (tier 1) capital (to adjusted total assets)	168,632	16.18	41,687	4.00	52,109	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	168,632	16.18	15,633	1.50	—	—
As of March 31, 2013:
Total risk-based capital (to risk-weighted assets)	$168,986	40.52%	$33,366	8.00%	$41,708	10.00%
Tier 1 capital (to risk-weighted assets)	166,486	39.92	16,683	4.00	25,025	6.00
Core (tier 1) capital (to adjusted total assets)	166,486	16.41	40,591	4.00	50,738	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	166,486	16.41	15,222	1.50	—	—

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis

The majority of the Bank’s assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. The Bank’s assets consist primarily of mortgage loans, and investment and mortgage-backed securities which have longer maturities than the Bank’s liabilities, which consists primarily of deposits. As a result, a principal part of the Bank’s business strategy is to manage interest rate risk and reduce the exposure of net interest income to change in market interest rates. Accordingly, our Board of Directors, through its Enterprise Risk Management Committee, has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management and outside directors operate under a policy adopted by the Board of Directors, and meets as needed to review the Bank’s asset/liability policies and interest rate risk position.

The Bank retains an independent, nationally recognized consulting firm who specializes in asset and liability management to complete the quarterly interest rate risk reports. This firm uses a combination of analyses to monitor the Bank’s exposure to changes in interest rates. The economic value of equity (“EVE”) analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of instantaneously shocked interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. In calculating changes in NPV, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are used.

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

The asset and liability analysis determines the relative balance between the repricing of assets and liabilities over multiple periods of time (ranging from overnight to five years). This asset and liability analysis includes expected cash flows from loans and mortgage-backed securities, applying prepayment rates based on the differential between the current interest rate and the market interest rate for each loan and security type. This analysis identifies mismatches in the timing of asset and liability repricing but does not necessarily provide an accurate indicator of interest rate risk because the assumptions used in the analysis may not reflect the actual response to market changes.

The table below sets forth the estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates as of March 31, 2013, the most recent date the Bank’s interest rate risk was measured. Given the current economic environment, the Bank expects that these changes as of June 30, 2013 do not materially differ from the results presented. This data is for the Bank and its subsidiary only and does not include any other assets of the Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis (Cont’d)

				Net Interest Income
	Net Portfolio Value (2)				(Decrease) in
	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income (3)	Estimated Net
					Interest Income
Change in Interest Rates Basis Point (bp) (1)		Amount	Percent		Amount	Percent
	(Dollars in Thousands)
+200 bp	$135,444	($37,191)	(21.54)%	$21,981	($550)	(2.44)%
0	172,635	—	—	22,531	—	—
(100)	173,346	711	0.41	22,214	(317)	(1.41)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates at March 31, 2013, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 21.54% decrease in NPV and a $550,000 or 2.44%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 0.41% decrease in NPV and a $317,000, or 1.41%, decrease in net interest income. NPV is a theoretical liquidation calculation which assumes the Bank is no longer a going concern and that the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, this data does not reflect any future actions management may take in response to changes in interest rates, such as changing the mix of assets and liabilities, which could change the results of the NPV and net interest income calculations.

Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV and net interest income table presented above assumes the composition of the Bank’s interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions we may take in response to changes in interest rates. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provide an indication of the Bank’s sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on the Bank’s NPV and net interest income and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the SEC on June 6, 2013, which could materially affect our business, financial condition and/or operating results. As of June 30, 2013, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended June 30, 2013.

(b)	Use of Proceeds. Not applicable.

(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended June 30, 2013.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (Cont’d)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1 - April 30, 2013	—	$—	—	278,600
May 1 - May 31, 2013	—	—	—	278,600
June 1 - June 30, 2013 (2)	1,283	12.15	—	278,600

Total	1,283	$12.15	—

(1)	On November 29, 2012, the Company announced that the Board of Directors had approved its tenth stock repurchase program authorizing the Company to repurchase up to 280,000 shares of the Company’s common stock.

(2)	In June 2013, 1,283 shares at $12.15 per share were repurchased as payment of taxes due upon the vesting of restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Charter of Clifton Savings Bancorp, Inc. (1)

3.2	By-Laws of Clifton Savings Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements (detail tagged).

*	Furnished, not filed.
(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004 (File No. 000-50358).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON SAVINGS BANCORP, INC.

Date:	August 8, 2013	By:	/s/ John A. Celentano, Jr.
John A. Celentano, Jr.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2013	By:	/s/ Christine R. Piano
Christine R. Piano
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)