Form 10-Q
period 2013-09-30
CLIFTON SAVINGS BANCORP INC
filed 2013-11-08
CIK 1240581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2013: 26,249,640.

CLIFTON SAVINGS BANCORP, INC.

AND SUBSIDIARIES

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Cash and due from banks	$7,780	$15,048
Interest-bearing deposits in other banks	7,032	10,848

Cash and Cash Equivalents	14,812	25,896

Securities available for sale, at fair value:	4,181	15,399
Securities held to maturity, at cost (fair value of $454,229 at September 30, 2013 and $479,339 at March 31, 2013):	451,842	462,728

Loans receivable	557,400	459,312
Allowance for loan losses	(2,950)	(2,500)

Net Loans	554,450	456,812

Bank owned life insurance	36,017	35,499
Premises and equipment	7,597	7,841
Federal Home Loan Bank of New York stock	5,639	3,897
Interest receivable	3,266	3,177
Real estate owned	405	215
Other assets	4,657	4,620

Total Assets	$1,082,866	$1,016,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$16,079	$13,228
Interest bearing	775,308	750,464

Total Deposits	791,387	763,692

Advances from Federal Home Loan Bank of New York	92,500	52,500
Advance payments by borrowers for taxes and insurance	5,655	5,071
Other liabilities and accrued expenses	4,803	7,493

Total Liabilities	894,345	828,756

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock ($.01 par value), 1,000,000 shares authorized; shares issued or outstanding - none	—	—
Common stock ($.01 par value), 75,000,000 shares authorized; 30,530,470 shares issued, 26,248,040 shares outstanding at September 30, 2013; 26,166,652 shares outstanding at March 31, 2013	305	305
Paid-in capital	136,356	136,154
Deferred compensation obligation under Rabbi Trust	303	292
Retained earnings	102,348	102,292
Treasury stock, at cost; 4,282,430 shares at September 30, 2013; 4,363,818 shares at March 31, 2013	(46,222)	(47,067)
Common stock acquired by Employee Stock Ownership Plan (“ESOP”)	(3,847)	(4,213)
Accumulated other comprehensive loss	(455)	(188)
Stock held by Rabbi Trust	(267)	(247)

Total Stockholders’ Equity	188,521	187,328

Total Liabilities and Stockholders’ Equity	$1,082,866	$1,016,084

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Interest Income:
Loans	$5,150	$4,939	$9,962	$9,878
Mortgage-backed securities	2,546	3,194	5,330	6,662
Debt securities	573	746	1,123	1,865
Other interest-earning assets	41	61	82	125

Total Interest Income	8,310	8,940	16,497	18,530

Interest Expense:
Deposits	2,000	2,473	4,042	5,170
Advances	514	591	986	1,330

Total Interest Expense	2,514	3,064	5,028	6,500

Net Interest Income	5,796	5,876	11,469	12,030
Provision for Loan Losses	356	192	536	292

Net Interest Income after Provision for Loan Losses	5,440	5,684	10,933	11,738

Non-Interest Income:
Fees and service charges	60	57	119	112
Bank owned life insurance	260	218	518	433
Gain on sale of securities	—	647	566	647
Loss on extinguishment of debt	—	(527)	—	(527)
Loss on write-down of land held for sale	—	—	—	(99)
Other	1	1	1	1

Total Non-Interest Income	321	396	1,204	567

Non-Interest Expenses:
Salaries and employee benefits	2,040	1,850	4,089	3,712
Occupancy expense of premises	397	367	777	719
Equipment	305	289	612	560
Directors’ compensation	211	182	439	371
Advertising	47	44	151	113
Legal	37	56	74	91
Federal deposit insurance premium	125	128	243	258
Other	462	466	912	979

Total Non-Interest Expenses	3,624	3,382	7,297	6,803

Income before Income Taxes	2,137	2,698	4,840	5,502
Income Taxes	732	950	1,687	1,934

Net Income	$1,405	$1,748	$3,153	$3,568

Net Income per Common Share:
Basic	$0.05	$0.07	$0.12	$0.14

Diluted	$0.05	$0.07	$0.12	$0.14

Dividends per common share	$0.06	$0.06	$0.12	$0.12

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	25,848,551	25,671,734	25,833,659	25,662,903

Diluted	26,101,427	25,688,840	26,077,428	25,679,503

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Net income	$1,405	$1,748	$3,153	$3,568

Other comprehensive income (loss):
Gross unrealized holding gain (loss) on securities available for sale, net of income taxes of ($5), ($13), $81 and $54, respectively	5	21	(118)	(76)
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of $0, $264, $120 and $264, respectively (A)	—	(383)	(175)	(383)
Benefit plans, net of income tax of ($9), ($8), ($18) and ($14), respectively (B)	14	8	26	18

Total other comprehensive income (loss)	19	(354)	(267)	(441)

Total comprehensive income	$1,424	$1,394	$2,886	$3,127

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)	Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors’ compensation line. The related income tax amounts are included in income taxes.

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,153	$3,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	323	302
Net amortization (accretion) of deferred fees and costs, premiums and discounts	33	(75)
Provision for loan losses	536	292
Realized sale gain on securities available for sale	(295)	(647)
Realized sale gain on securities held to maturity	(271)	—
Loss on extinguishment of debt	—	527
Loss on write-down of land held for sale	—	99
Loss on write-down of real estate owned	11	46
(Increase) decrease in interest receivable	(89)	480
Deferred income tax (benefit)	(407)	(130)
Decrease in other assets	597	257
Increase (decrease) in accrued interest payable	41	(74)
Increase (decrease) in other liabilities	320	(450)
(Increase) in cash surrender value of bank owned life insurance	(518)	(433)
ESOP shares committed to be released	446	371
Restricted stock expense	31	31
Stock option expense	25	42
Increase in deferred compensation obligation under Rabbi Trust	11	9

Net cash provided by operating activities	3,947	4,215

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	6,358	42,998
Securities held for maturity	56,728	143,334
Proceeds from sale of securities available for sale	4,659	8,827
Proceeds from sale of securities held to maturity	5,579	—
Redemptions of Federal Home Loan Bank of New York stock	58	1,774
Purchases of:
Securities available for sale	—	(15,000)
Securities held for maturity	(54,303)	(96,680)
Loans receivable	(50,171)	(26,695)
Premises and equipment	(79)	(89)
Federal Home Loan Bank of New York stock	(1,800)	(675)
Net (increase) decrease in loans receivable	(48,133)	8,233

Net cash (used in) provided by investing activities	(81,104)	66,027

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Six Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Net increase (decrease) in deposits	$27,695	$(43,629)
Net increase in short-term advances from Federal Home Loan Bank of New York	15,000	—
Proceeds from long-term advances from Federal Home Loan Bank of New York	25,000	—
Payments on advances from Federal Home Loan Bank of New York	—	(23,819)
Net increase in payments by borrowers for taxes and insurance	584	(160)
Exercise of stock options	827	—
Dividends paid	(3,097)	(3,076)
Purchase of treasury stock	(15)	(12)
Income tax benefit from stock based compensation	79	5

Net cash provided by (used in) financing activities	66,073	(70,691)

Net (decrease) in cash and cash equivalents	(11,084)	(449)
Cash and cash equivalents - beginning	25,896	40,257

Cash and cash equivalents - ending	$14,812	$39,808

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$4,987	$6,574

Income taxes paid	$2,147	$3,052

Non cash activities:
Amounts due (settled with) brokers for security purchases	$(3,050)	$1,925

Transfer from loans receivable to real estate owned	$201	$215

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2013, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 6, 2013.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and six months ended September 30, 2013 includes incremental shares related to outstanding options of 252,876 and 243,769, respectively. During the three and six months ended September 30, 2013, the average number of options which were antidilutive were -0- for both periods. The calculation of diluted EPS for the three and six months ended September 30, 2012 includes incremental shares related to outstanding options of 17,106 and 16,600, respectively. During the three and six months ended September 30, 2012, the average number of options which were antidilutive totaled 1,321,960 for both periods.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE PLANS

On November 28, 2012, the Company’s Board of Directors authorized the Company’s tenth stock repurchase plan for up to 280,000 shares of the Company’s outstanding common stock, representing approximately 3% of the outstanding shares owned by entities other than the Company’s majority stockholder, Clifton MHC, on that date. There were no stock repurchases under this plan or any other repurchase plans made during the six months ended September 30, 2013 and 2012.

Additionally, during the six months ended September 30, 2013 and 2012, 1,283 and 1,202 shares, respectively, were repurchased at an aggregate cost of approximately $16,000, or $12.15 per share, and $12,000, or $10.07 per share, respectively, representing the withholding of shares subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan for payment of taxes due upon the vesting of restricted stock awards.

All repurchased shares are held as treasury stock for general corporate use.

4. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and former President’s post-retirement health care plan were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)

Service cost	$40	$15	$80	$30
Interest cost	35	36	70	72
Amortization of past service cost	10	10	20	20
Amortization of unrecognized net loss	12	6	24	12

Net periodic benefit cost	$97	$67	$194	$134

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$3,970	$211	$—	$4,181

Total available for sale securities	$3,970	$211	$—	$4,181

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$5,000	$4	$—	$5,004

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	4,838	387	—	5,225
Federal National Mortgage Association	4,856	314	—	5,170

	9,694	701	—	10,395

Total available for sale securities	$14,694	$705	$—	$15,399

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$89,999	$106	$199	$89,906
Corporate bonds	49,949	1,252	113	51,088

	139,948	1,358	312	140,994

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	87,266	2,900	1,261	88,905
Federal National Mortgage Association	202,349	4,156	5,653	200,852
Governmental National Mortgage Association	22,279	1,321	122	23,478

	311,894	8,377	7,036	313,235

Total held to maturity securities	$451,842	$9,735	$7,348	$454,229

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$69,999	$607	$11	$70,595
Corporate bonds	49,917	1,951	1	51,867

	119,916	2,558	12	122,462

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	106,346	5,459	125	111,680
Federal National Mortgage Association	207,781	7,118	350	214,549
Governmental National Mortgage Association	28,685	1,998	35	30,648

	342,812	14,575	510	356,877

Total held to maturity securities	$462,728	$17,133	$522	$479,339

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

Contractual maturity data for securities are as follows:

	September 30, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Due after ten years	$3,970	$4,181

Total available for sale securities	$3,970	$4,181

Held to maturity:
Debt securities:
Due less than one year	$4,935	$5,014
Due after one through five years	115,010	116,003
Due after five through ten years	20,003	19,977

	139,948	140,994

Mortgage-backed securities:
Due after one through five years	1,225	1,301
Due after five through ten years	80,247	76,295
Due after ten years	230,422	235,639

	311,894	313,235

Total held to maturity securities	$451,842	$454,229

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at September 30 and March 31, 2013 were as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$49,800	$199	$—	$—	$49,800	$199
Corporate bonds	14,890	113	—	—	14,890	113

	64,690	312	—	—	64,690	312

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	36,156	1,260	28	1	36,184	1,261
Federal National Mortgage Association	106,025	5,571	5,073	82	111,098	5,653
Government National Mortgage Association	1,480	122	—	—	1,480	122

	143,661	6,953	5,101	83	148,762	7,036

Total held to maturity securities	$208,351	$7,265	$5,101	$83	$213,452	$7,348

	Less Than 12 Months		12 Months or More		Total
March 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$9,988	$11	$—	$—	$9,988	$11
Corporate bonds	—	—	4,999	1	4,999	1

	9,988	11	4,999	1	14,987	12

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	10,368	124	30	1	10,398	125
Federal National Mortgage Association	42,609	347	187	3	42,796	350
Government National Mortgage Association	1,585	35	—	—	1,585	35

	54,562	506	217	4	54,779	510

Total held to maturity securities	$64,550	$517	$5,216	$5	$69,766	$522

Management does not believe that any of the unrealized losses at September 30, 2013 (ten bonds of Government-sponsored enterprises and three corporate bonds included in debt securities, and thirty FNMA, thirteen FHLMC, and one GNMA mortgage-backed security) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

During the six months ended September 30, 2013, the proceeds from sales of securities available for sale totaled $4.7 million and the proceeds from sales of securities held to maturity totaled $5.6 million, resulting in gross realized gains of $295,000 and $272,000, respectively, and gross realized losses of $-0- and $1,000, respectively. The remaining principal balance for each of the securities held to maturity sold was less than 15% of the original principal purchased. The proceeds from sales of mortgage-backed securities available for sale totaled $8.8 million during the six months ended September 30, 2012, and the gross realized gains on the sales totaled $647,000. There were no sales of securities held to maturity during the six months ended September 30, 2012.

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	September 30,	March 31,
	2013	2013
	(In Thousands)
Real estate:
One- to four-family	$501,269	$419,240
Multi-family	22,206	14,990
Commercial	19,842	13,671
Construction	522	937

	543,839	448,838
Consumer:
Second mortgage	8,638	6,687
Passbook or certificate	866	838
Equity lines of credit	2,336	2,218
Other loans	60	55

	11,900	9,798

Total Loans	555,739	458,636

Less:
Loans in process	(69)	(169)
Net purchase premiums, discounts, and deferred loan costs	1,730	845

	1,661	676

Total Loans, Net	$557,400	$459,312

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

Real Estate:

1. One-to Four-Family Loans - consists of loans secured by first liens on either owner occupied or investment properties. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank believes it has always had conservative underwriting standards, and does not have sub-prime loans in its loan portfolio.

2. Multi-Family Loans - consists of loans secured by multi-family real estate which generally involve a greater degree of risk than one-to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank believes it has always had conservative underwriting standards.

3. Commercial Loans - consists of loans secured by commercial real estate which generally involve a greater degree of risk than one- to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank believes it has always had conservative underwriting standards. These loans are affected by economic conditions to a greater degree than one-to four-family and multi-family loans.

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

2. Passbook or Certificate and Other Loans - consists of loans secured by passbook accounts and certificates of deposit and unsecured loans. The passbook or certificate loans have low credit risk as they are fully secured by their collateral. Unsecured loans, included in other loans, are considered a low credit risk because of their small balances.

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

The change in the allowance for loan losses for the three and six months ended September 30, 2013 and 2012 is as follows:

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At June 30, 2013:
Total allowance for loan losses	$2,163	$229	$128	$4	$50	$1	$65	$2,640
Charge-offs	(46)	—	—	—	—	—	—	(46)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	323	7	37	(1)	(1)	(1)	(8)	356

At September 30, 2013:
Total allowance for loan losses	$2,440	$236	$165	$3	$49	$—	$57	$2,950

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2013:
Total allowance for loan losses	$2,127	$187	$99	$5	$38	$1	$43	$2,500
Charge-offs	(91)	—	—	—	—	—	—	(91)
Recoveries	5	—	—	—	—	—	—	5
Provision charged to operations	399	49	66	(2)	11	(1)	14	536

At September 30, 2013:
Total allowance for loan losses	$2,440	$236	$165	$3	$49	$—	$57	$2,950

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At June 30, 2012:
Total allowance for loan losses	$1,842	$189	$103	$5	$40	$1	$10	$2,190
Charge-offs	(82)	—	—	—	—	—	—	(82)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	138	14	3	4	(1)	—	34	192

At September 30, 2012:
Total allowance for loan losses	$1,898	$203	$106	$9	$39	$1	$44	$2,300

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2012:
Total allowance for loan losses	$1,733	$193	$105	$4	$42	$1	$12	$2,090
Charge-offs	(82)	—	—	—	—	—	—	(82)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	247	10	1	5	(3)	—	32	292

At September 30, 2012:
Total allowance for loan losses	$1,898	$203	$106	$9	$39	$1	$44	$2,300

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses by loan class at September 30 and March 31, 2013.

September 30, 2013	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,440	236	165	3	49	—	57	2,950

Total	$2,440	$236	$165	$3	$49	$—	$57	$2,950

Loans:
Individually evaluated for impairment	$317	$—	$249	$—	$—	$—	$—	$566
Collectively evaluated for impairment	500,952	22,206	19,593	522	10,974	926	—	555,173

Total	$501,269	$22,206	$19,842	$522	$10,974	$926	$—	$555,739

March 31, 2013	One-to Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,127	187	99	5	38	1	43	2,500

Total	$2,127	$187	$99	$5	$38	$1	$43	$2,500

Loans:
Individually evaluated for impairment	$528	$—	$251	$—	$—	$—	$—	$779
Collectively evaluated for impairment	418,712	14,990	13,420	937	8,905	893	—	457,857

Total	$419,240	$14,990	$13,671	$937	$8,905	$893	$—	$458,636

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amount of classified loan balances are as follows at September 30 and March 31, 2013:

September 30, 2013	One-to-four Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or certificate and Other Loans	Total Loans
			(In Thousands)
Non-classified:	$495,098	$22,206	$19,593	$522	$10,839	$926	549,184
Classified:
Special mention	1,771	—	—	—	40	—	1,811
Substandard	4,400	—	249	—	95	—	4,744
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$501,269	$22,206	$19,842	$522	$10,974	$926	$555,739

March 31, 2013	One-to-four Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or certificate and Other Loans	Total Loans
			(In Thousands)
Non-classified:	$412,488	$14,990	$13,356	$937	$8,748	$893	451,412
Classified:
Special mention	1,191	—	64	—	9	—	1,264
Substandard	5,561	—	251	—	148	—	5,960
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$419,240	$14,990	$13,671	$937	$8,905	$893	$458,636

The following table provides information with respect to the Bank’s nonaccrual loans at September 30 and March 31, 2013. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest becomes doubtful. Nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is a sustained period of repayment performance (generally six consecutive months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

	September 30,	March 31,
	2013	2013
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One-to four-family	$4,400	$5,496
Commercial	249	251
Consumer and other loans:
Second mortgage	95	148

Total nonaccrual loans	$4,744	$5,895

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information about delinquencies in the Bank’s loan portfolio at September 30 and March 31, 2013.

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One-to four-family	$2,963	$681	$2,598	$6,242	$495,027	$501,269
Multi-family	—	—	—	—	22,206	22,206
Commercial	—	—	249	249	19,593	19,842
Construction	—	—	—	—	522	522
Consumer and other loans:
Second mortgage and equity lines of credit	19	20	74	113	10,861	10,974
Passbook or certificate and other loans	—	—	—	—	926	926

Total	$2,982	$701	$2,921	$6,604	$549,135	$555,739

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One-to four-family	$2,076	$300	$3,693	$6,069	$413,171	$419,240
Multi-family	—	—	—	—	14,990	14,990
Commercial	—	251	—	251	13,420	13,671
Construction	—	—	—	—	937	937
Consumer and other loans:
Second mortgage and equity lines of credit	9	4	39	52	8,853	8,905
Passbook or certificate and other loans	—	96	—	96	797	893

Total	$2,085	$651	$3,732	$6,468	$452,168	$458,636

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

There were no loans that are past due greater than 90 days that were accruing as of September 30 and March 31, 2013.

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

Impaired loans, none of which had a related allowance at or for the three and six months ended September 30, 2013 and 2012, and at or for the year ended March 31, 2013, were as follows:

At or For The Three Months Ended September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$317	$490	$—	$317	$4
Commercial	249	249	—	250	2

Total impaired loans	$566	$739	$—	$567	$6

At or For The Three Months Ended September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$529	$721	$—	$529	$8
Commercial	254	254	—	254	3

Total impaired loans	$783	$975	$—	$783	$11

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

At or For The Six Months Ended September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$317	$490	$—	$407	$9
Commercial	249	249	—	250	6

Total impaired loans	$566	$739	$—	$657	$15

At or For The Six Months Ended September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$529	$721	$—	$647	$14
Commercial	254	254	—	255	5

Total impaired loans	$783	$975	$—	$902	$19

At or For The Year Ended March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$528	$718	$—	$593	$19
Commercial	251	251	—	253	12

Total impaired loans	$779	$969	$—	$846	$31

The recorded investment in loans modified in a troubled debt restructuring totaled $317,000 and $528,000, respectively, at September 30 and March 31, 2013, of which $8,000 and $-0-, respectively, were 60-89 days past due, and $-0- and $217,000, respectively, of which were 90 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at September 30 and March 31, 2013. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment. During the three and six months ended September 30, 2013 and 2012, there were no new troubled debt restructurings and there were no defaults on troubled debt restructurings that occurred within twelve months of restructuring.

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

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30 and March 31, 2013 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
September 30, 2013:
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,181	$—	$4,181	$—

Total securities available for sale	$4,181	$—	$4,181	$—

March 31, 2013:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$5,225	$—	$5,225	$—
Federal National Mortgage Association	5,170	—	5,170	—
Debt securities:
Government-sponsored enterprises	5,004	—	5,004	—

Total securities available for sale	$15,399	$—	$15,399	$—

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 are as follow:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
September 30, 2013
Real estate owned	$204	$—	$—	$204

There were no assets measured at fair value on a non-recurring basis at March 31, 2013. There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30 or March 31, 2013.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

September 30, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Real Estate Owned	$204	Appraisal value (1)	Liquidation expenses (2)	7% (7%)

(1)	Fair value is based upon the current value based on an appraisal by an independent licensed appraiser.
(2)	Includes estimated liquidation expenses.

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

The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at September 30 and March 31, 2013.

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

As of September 30 and March 31, 2013, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

September 30, 2013	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$14,812	$14,812	$14,812	$—	$—
Securities available for sale	4,181	4,181	—	4,181	—
Securities held to maturity	451,842	454,229	—	454,229	—
Net loans receivable	554,450	545,001	—	—	545,001
Federal Home Loan Bank of New York stock	5,639	5,639	—	5,639	—
Interest receivable	3,266	3,266	—	3,266	—
Financial liabilities:
Deposits	791,387	796,278	—	796,278	—
FHLB advances	92,500	97,694	—	97,694	—
Interest payable	216	216	—	216	—

March 31, 2013	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$25,896	$25,896	$25,896	$—	$—
Securities available for sale	15,399	15,399	—	15,399	—
Securities held to maturity	462,728	479,339	—	479,339	—
Net loans receivable	456,812	485,249	—	—	485,249
Federal Home Loan Bank of New York stock	3,897	3,897	—	3,897	—
Interest receivable	3,177	3,177	—	3,177	—
Financial liabilities:
Deposits	763,692	770,479	—	770,479	—
FHLB advances	52,500	59,786	—	59,786	—
Interest payable	175	175	—	175	—

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RECENT ACCOUNTING PRONOUNCEMENTS

On June 7, 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements.” The amendments in this Update modify the guidance for determining whether an entity is an investment company, update the measurement requirements for noncontrolling interests in other investment companies and require additional disclosures for investment companies under US GAAP. The amendments in the Update develop a two-tiered approach for the assessment of whether an entity is an investment company which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics. The amendments in this Update also revise the measurement guidance in Topic 946 (Financial Services-Investment Companies) such that investment companies must measure noncontrolling ownership interests in other investment companies at fair value, rather than applying the equity method of accounting to such interests. This standard, effective after December 15, 2013, does not apply to the Company and will not have an impact on the Company’s consolidated financial statements.

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

Overview of Financial Condition and Results of Operations

The Company’s results of operations depend primarily on its net interest income, which is a direct result of the prevailing interest rate environment. Net interest income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. It is a function of the average balances of loans and securities versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and securities and the cost of those deposits and borrowed funds.

Interest-earning assets consist primarily of investment and mortgage-backed securities and net loans which comprised 42.1% and 51.2%, respectively, of total assets at September 30, 2013, as compared to 47.1% and 45.0%, respectively, of total assets at March 31, 2013. Cash and cash equivalents decreased to 1.4% of total assets at September 30, 2013, as compared to 2.5% at March 31, 2013. The Company’s mortgage-backed securities portfolio at September 30, 2013 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 64% U.S. government-sponsored or guaranteed enterprises and 36% corporate bonds.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”). Interest bearing deposits increased $24.8 million, or 3.3%, and non-interest bearing deposits increased $2.9 million, or 21.6%, between March 31, 2013 and September 30, 2013 and borrowed funds increased $40.0 million, or 76.2%, during the period. The increase in interest bearing deposits was mainly due to the promotional rates offered on a bonus passbook account at the Bank’s two newest branches. The balance in borrowed funds was $92.5 million at September 30, 2013 as compared to $52.5 million at March 31, 2013. During the six months ended September 30, 2013, we incurred $15.0 million in short-term borrowings with a rate of 0.48% and $25.0 million in long-term borrowings with a rate of 0.65% and no borrowings were repaid. Borrowings were needed to fund increased loan origination and purchase volumes.

Net interest income decreased $80,000, or 1.4%, during the three months ended September 30, 2013, when compared with the same 2012 period. This decrease in net interest income was due to a $630,000 decrease in total interest income partially offset by a decrease in total interest expense of $550,000. Average interest-earning assets increased $6.0 million, or 0.6%, during the three months ended September 30, 2013, while average interest-bearing liabilities increased $12.7 million, or 1.5%, when compared with the same 2012 period. The $6.7 million decrease in average net interest-earning assets was mainly attributable to decreases of $38.3 million in mortgage-backed securities, $4.2 million in investment securities, and $21.0 million in other interest-earning assets, coupled with an increase $15.2 million in borrowings, partially offset by an increase of $69.5 million in loans, and a decrease of $2.5 million in interest bearing deposits.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

The net interest rate spread remained unchanged at 2.15% during the three months ended September 30, 2013 and 2012. This was due to a decrease of 28 basis points in the cost of interest-bearing liabilities which was offset by a decrease of 28 basis points in the return on interest-earning assets. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended September 30, 2013, non-interest income decreased $75,000, or 18.9%, as compared to the comparable period in 2012. The decrease was mainly due to the 2012 period including a gain on sales of securities of $647,000 partially offset by a loss on the extinguishment of debt of $527,000 resulting from a deleveraging strategy implemented in July 2012. No such transactions occurred during the three months ended September 30, 2013. Provision for loan losses increased $164,000, or 85.4%, for the three months ended September 30, 2013, and non-interest expense increased $242,000, or 7.2%, between periods.

Changes in Financial Condition

The Company’s assets totaled $1.08 billion at September 30, 2013, which represents an increase of $66.8 million, or 6.6%, as compared with $1.02 billion at March 31, 2013.

Cash and cash equivalents decreased $11.1 million, or 42.8%, to $14.8 million at September 30, 2013 as compared to $25.9 million at March 31, 2013 as funds were redeployed into higher yielding assets.

Securities available for sale decreased $11.2 million, or 72.9%, to $4.2 million at September 30, 2013 from $15.4 million at March 31, 2013. The decrease during the six months ended September 30, 2013 resulted primarily from calls and repayments totaling $6.4 million, proceeds from sales totaling $4.7 million and a decrease of $494,000 in the unrealized gain on the portfolio.

Securities held to maturity decreased $10.9 million, or 2.4%, to $451.8 million at September 30, 2013 from $462.7 million at March 31, 2013. The decrease during the six months ended September 30, 2013 resulted primarily from maturities, calls and repayments totaling $56.7 million, and proceeds from sale of securities totaling $5.6 million, partially offset by purchases of securities totaling $54.3 million. Certain mortgage-backed securities which had principal balances remaining of less than 15% of the principal balance purchased were sold during the 2013 period.

Net loans increased $97.6 million, or 21.4%, to $554.5 million at September 30, 2013 when compared with $456.8 million at March 31, 2013. The increase during the six months ended September 30, 2013 resulted primarily from origination volume and purchases of loans exceeding repayment levels. The largest increase in the loan portfolio was in one- to four-family real estate loans, which increased $82.0 million, or 19.6%. During 2013, the Bank increased its efforts to increase its one-to four-family residential loan originations. In addition, the Bank continues to supplement its internal origination volume with purchases of loans from various sources. In late 2012, the Bank established a commercial loan department to expand its multi-family and commercial lending activities. Commercial and multi-family loans increased $13.4 million, or 46.7%, during the six months ended September 30, 2013.

Total liabilities increased $65.5 million, or 7.9%, to $894.3 million at September 30, 2013 from $828.8 million at March 31, 2013. Deposits at September 30, 2013 increased $27.7 million, or 3.6%, to $791.4 million when compared with $763.7 million at March 31, 2013 mainly due to the promotional rates offered at the Bank’s two newest branches. Borrowed funds increased $40.0 million, or 76.2%, to $92.5 million at September 30, 2013, as compared with $52.5 million at March 31, 2013. At September 30, 2013, the remaining borrowings of $92.5 million had a weighted average interest rate of 2.27%. Borrowings increased during the six-month period in order to fund the Bank’s increased lending efforts.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition (Cont’d)

Stockholders’ equity totaled $188.5 million and $187.3 million at September 30, 2013 and March 31, 2013, respectively. The increase of $1.19 million, or 0.6%, for the six months ended September 30, 2013, resulted primarily from net income of $3.15 million, employee stock ownership shares committed to be released of $446,000, $897,000 for the exercise of stock options and related tax benefits, partially offset by a net decrease in unrealized gains on the available for sale securities portfolio, net of income taxes, of $293,000 and cash dividends declared of $3.1 million.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012 (Cont’d.)

	Three Months Ended September 30,
	2013				2012
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$521,682		$5,150	3.95%	$452,146		$4,939	4.37%
Mortgage-backed securities	319,670		2,546	3.19%	357,920		3,194	3.57%
Investment securities	136,191		573	1.68%	140,384		746	2.13%
Other interest-earning assets	19,459		41	0.84%	40,507		61	0.60%

Total interest-earning assets	997,002		8,310	3.33%	990,957		8,940	3.61%

Noninterest-earning assets	70,792				63,644

Total assets	$1,067,794				$1,054,601

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	$58,127		20	0.14%	$57,060		27	0.19%
Savings and Club accounts	154,660		112	0.29%	123,611		77	0.25%
Certificates of deposit	562,805		1,868	1.33%	597,420		2,369	1.59%

Total interest-bearing deposits	775,592		2,000	1.03%	778,091		2,473	1.27%
Borrowed funds	75,000		514	2.74%	59,825		591	3.95%

Total interest-bearing liabilities	850,592		2,514	1.18%	837,916		3,064	1.46%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	15,219				9,324
Other noninterest-bearing liabilities	13,988				20,499

Total noninterest-bearing liabilities	29,207				29,823

Total liabilities	879,799				867,739
Stockholders’ equity	187,995				186,862

Total liabilities and stockholders’ equity	$1,067,794				$1,054,601

Net interest income			$5,796				$5,876

Interest rate spread				2.15%				2.15%
Net interest margin				2.33%				2.37%
Average interest-earning assets to average interest-bearing liabilities	1.17	x			1.18	x

Net income decreased $343,000, or 19.6%, to $1.41 million for the three months ended September 30, 2013 compared with $1.75 million for the same 2012 period. The decrease in net income during the 2013 period resulted primarily from an increase of $242,000, or 7.2%, in noninterest expenses and an increase of $164,000, or 85.4%, in the provision for loan losses, coupled with a decrease of $80,000, or 1.4%, in net interest income, and a decrease of $75,000, or 18.9%, in noninterest income, partially offset by a decrease of $218,000, or 22.9%, in income taxes.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012 (Cont’d.)

Interest income on loans increased by $211,000, or 4.3%, to $5.15 million during the three months ended September 30, 2013, when compared with $4.94 million for the same 2012 period. The increase during the 2013 period mainly resulted from an increase of $69.5 million, or 15.4%, in the average balance when compared to the same period in 2012, partially offset by a decrease of 42 basis points on the yield earned on the loan portfolio to 3.95% from 4.37%. Interest income on mortgage-backed securities decreased $648,000, or 20.3%, to $2.55 million during the three months ended September 30, 2013, when compared with $3.19 million for the same 2012 period. The decrease during the 2013 period resulted from a decrease of 38 basis points in the yield earned on mortgage-backed securities to 3.19% from 3.57%, coupled with a decrease of $38.3 million, or 10.7%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $173,000, or 23.2%, to $573,000 during the three months ended September 30, 2013, when compared to $746,000 during the same 2012 period, due to a decrease in the average balance of $4.2 million, or 3.0%, coupled with a 45 basis point decrease in yield to 1.68% from 2.13%. Interest earned on other interest-earning assets decreased by $20,000, or 32.8%, to $41,000 during the three months ended September 30, 2013, when compared to $61,000 during the same 2012 period primarily due to a decrease of $21.0 million, or 52.0%, in the average balance, partially offset by a 24 basis point increase in the yield to 0.84% from 0.60%. The decrease in balances and corresponding decreases in income on mortgage-backed securities, investment securities and other interest-earning assets resulted from most funds being redeployed into higher yielding loans. The decrease in the yield on most interest-earning assets was the result of overall lower market interest rates.

Interest expense on deposits decreased $473,000, or 19.1%, to $2.00 million during the three months ended September 30, 2013, when compared to $2.47 million during the same 2012 period. The decrease was primarily attributable to a decrease of 24 basis points in the cost of interest-bearing deposits to 1.03% from 1.27%, coupled with a decrease of $2.5 million, or 0.3%, in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased $77,000, or 13.0%, to $514,000 during the three months ended September 30, 2013 when compared with $591,000 during the same 2012 period. The decrease was primarily attributable to a decrease of 121 basis points in the cost of borrowings to 2.74% from 3.95%, partially offset by an increase of $15.2 million, or 25.4%, in the average balance of borrowings. The $12.7 million increase in average interest-bearing liabilities was due to an increase of $15.2 million in borrowings, partially offset by a decrease of $2.5 million in interest-bearing deposits. Net interest income decreased $80,000, or 1.4%, during the three months ended September 30, 2013, to $5.80 million when compared to $5.88 million for the same 2012 period. The net interest rate spread remained unchanged at 2.15% for the 2013 and 2012 periods.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012 (Cont’d.)

The provision for loan losses increased $164,000, or 85.4%, to $356,000 for the three months ended September 30, 2013 as compared to $192,000 for the same period in 2012. The allowance for loan losses is based on management’s qualitative analysis which includes an evaluation of economic and other factors. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2013 and 2012, the Bank’s non-accrual loans totaled $4.7 million and $4.2 million, respectively, representing 0.85% and 0.91%, respectively, of total gross loans. At March 31, 2013, nonaccrual loans totaled $5.9 million, or 1.29% of total gross loans. During the three months ended September 30, 2013, the Bank recorded a $46,000 charge off on a one-to four-family loan. At September 30, 2013, non-accrual loans consisted of twenty-six loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, and four second mortgage loans secured by one- to four-family residential real estate, while at September 30, 2012, non-accrual loans consisted of twenty-three loans secured by one- to four-family residential real estate, three second mortgage loans secured by one- to four-family residential real estate, and one second mortgage loan secured by commercial real estate. Included in non-accrual loans at September 30, 2013 are fourteen loans totaling $1.8 million that are current or less than ninety days delinquent. At September 30, 2012, there were seven loans totaling $787,000 that were current or less than ninety days delinquent included in non-accrual loans. At March 31, 2013, there were thirteen loans totaling $2.2 million that were current or less than ninety days delinquent included in non-accrual loans. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $566,000, $779,000 and $783,000 at September 30, 2013, March 31, 2013 and September 30, 2012, respectively. The allowance for loan losses amounted to $2.95 million, $2.50 million, and $2.30 million, respectively, at September 30, 2013, March 31, 2013, and September 30, 2012, representing 0.53%, 0.55%, and 0.50% of total gross loans at September 30, 2013, March 31, 2013 and September 30, 2012, respectively.

Non-interest income decreased $75,000, or 18.9%, to $321,000 for the three months ended September 30, 2013 compared to $396,000 for the three months ended September 30, 2012. The decrease was primarily due to the 2012 period including a $647,000 gain on sale of securities partially offset by a loss on the extinguishment of debt of $527,000 resulting from a deleveraging strategy implemented in July 2012. No such transactions occurred during the three months ended September 30, 2013.

Non-interest expense increased $242,000, or 7.2%, to $3.62 million for the three months ended September 30, 2013 as compared to $3.38 million for the three months ended September 30, 2012. The increase was primarily the result of increases of $190,000, or 10.3%, in salaries and employee benefits, $29,000, or 15.9%, in directors’ compensation, and $30,000, or 8.2%, in occupancy expense of premises. The increase in salaries and employee benefits was mainly due to an increase in costs associated with the hiring of two commercial loan officers in December 2012 and April 2013, along with normal annual salary increases. The increase in directors’ compensation was due to an increase in directors’ fees in 2013, and the resulting increase in the directors’ retirement plan expense. Occupancy expense of premises increased due to normal annual increases as well as the additional expense associated with the Bank’s loan department being moved to a new leased location in September 2012.

Income taxes totaled $732,000 and $950,000 during the three months ended September 30, 2013 and 2012, respectively. The decrease of $218,000, or 22.9%, during the 2013 period resulted from a decrease in pre-tax income, coupled with a decrease in the overall effective income tax rate which was 34.3% in the 2013 period compared with 35.2% for the 2012 period.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2013 and 2012

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2013 and 2012 (Cont’d.)

	Six Months Ended September 30,
	2013				2012
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$497,604		$9,962	4.00%	$446,300		$9,878	4.43%
Mortgage-backed securities	330,413		5,330	3.23%	358,381		6,662	3.72%
Investment securities	132,076		1,123	1.70%	170,149		1,865	2.19%
Other interest-earning assets	18,528		82	0.89%	37,219		125	0.67%

Total interest-earning assets	978,621		16,497	3.37%	1,012,049		18,530	3.66%

Noninterest-earning assets	71,294				60,608

Total assets	$1,049,915				$1,072,657

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	$57,865		43	0.15%	$57,065		65	0.23%
Savings and Club accounts	146,688		203	0.28%	123,454		185	0.30%
Certificates of deposit	564,993		3,796	1.34%	610,272		4,920	1.61%

Total deposits	769,546		4,042	1.05%	790,791		5,170	1.31%
Advances from the FHLB	65,357		986	3.02%	67,731		1,330	3.93%

Total interest-bearing liabilities	834,903		5,028	1.20%	858,522		6,500	1.51%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	14,415				8,792
Other noninterest-bearing liabilities	12,701				18,571

Total noninterest-bearing liabilities	27,116				27,363

Total liabilities	862,019				885,885
Stockholders’ equity	187,896				186,772

Total liabilities and stockholders’ equity	$1,049,915				$1,072,657

Net interest income			$11,469				$12,030

Interest rate spread				2.17%				2.15%
Net interest margin				2.34%				2.38%
Average interest-earning assets to average interest-bearing liabilities	1.17	x			1.18	x

Net income decreased $415,000, or 11.6%, to $3.15 million for the six months ended September 30, 2013 compared with $3.57 million for the same 2012 period. The decrease in net income during the 2013 period resulted primarily from a decrease in net interest income of $561,000, or 4.7%, an increase of $494,000, or 7.3%, in noninterest expense and an increase in provision for loan losses of $244,000, or 83.6%, partially offset by an increase of $637,000, or 112.4%, in noninterest income and a decrease of $247,000, or 12.8%, in income taxes.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2013 and 2012 (Cont’d.)

Interest income on loans increased by $84,000, or 0.9%, to $9.96 million during the six months ended September 30, 2013, when compared with $9.88 million for the same 2012 period. The increase during the 2013 period mainly resulted from an increase of $51.3 million, or 11.5%, in the average balance of loans when compared to the same period in 2012, partially offset by a decrease of 43 basis points on the yield earned on the loan portfolio to 4.00% from 4.43%. Interest income on mortgage-backed securities decreased $1.3 million, or 20.0%, to $5.33 million during the six months ended September 30, 2013, when compared with $6.66 million for the same 2012 period. The decrease during the 2013 period resulted from a decrease of 49 basis points in the yield earned on mortgage-backed securities to 3.23% from 3.72%, coupled with a decrease of $28.0 million, or 7.8% in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $742,000, or 39.8%, to $1.12 million during the six months ended September 30, 2013, when compared to $1.87 million during the same 2012 period, due to a decrease in the average balance of $38.1 million, or 22.4%, and a decrease of 49 basis points in yield to 1.70% from 2.19%. Interest earned on other interest-earning assets decreased by $43,000, or 34.4% to $82,000 during the six months ended September 30, 2013, when compared to $125,000 during the same 2012 period primarily due to a decrease of $18.7 million, or 50.2%, in the average balance, partially offset by an increase of 22 basis points in yield to 0.89% from 0.67%. The decrease in balances and corresponding decreases in income on mortgage-backed securities, investment securities and other interest-earning assets resulted from most funds being redeployed into higher yielding loans. The decrease in the yield on most interest-earning assets was the result of overall lower market interest rates.

Interest expense on deposits decreased $1.13 million, or 21.8%, to $4.04 million during the six months ended September 30, 2013, when compared to $5.17 million during the same 2012 period. The decrease was primarily attributable to a decrease of 26 basis points in the cost of interest-bearing deposits to 1.05% from 1.31%, coupled with a decrease of $21.2 million, or 2.7% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. The decrease in the balance was the result of the Bank’s continued strategy of pricing deposits to allow for controlled outflow of non-core deposits to maintain the net interest margin and spread in the current economic environment. Interest expense on borrowed money decreased approximately $344,000, or 25.9%, to $986,000 during the six months ended September 30, 2013 when compared with $1.33 million during the same 2012 period. The decrease was primarily attributable to a decrease of $2.4 million, or 3.5%, in the average balance of borrowings, coupled with a decrease of 91 basis points in the cost of borrowings to 3.02% from 3.93%. Net interest income decreased $561,000, or 4.7% during the six months ended September 30, 2013, to $11.47 million when compared to $12.03 million for the same 2012 period. The $23.6 million decrease in average interest-bearing liabilities was primarily due to a decrease of $21.2 million in interest-bearing deposits and a decrease of $2.4 million in borrowings. The net interest rate spread increased 2 basis points due to a 31 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a decrease of 29 basis points in the average yield earned on interest-earning assets.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2013 and 2012 (Cont’d.)

The provision for loan losses increased $244,000, or 83.6%, to $536,000 during the six months ended September 30, 2013 as compared to $292,000 for the same period in 2012. The allowance for loan losses is based on management’s qualitative analysis which includes an evaluation of economic and other factors. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. See “Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012” for a discussion of non-performing and impaired loans as of September 30, 2013, March 31, 2013 and September 30, 2013.

Non-interest income increased $637,000, or 112.4%, to $1.2 million for the six months ended September 30, 2013, as compared to $567,000 for the comparable period in 2012, mainly due to the 2012 period including a $527,000 loss on debt extinguishment and a $99,000 write-down of land held for sale. Gain on sales of securities totaled $566,000 and $647,000, respectively, for the six months ended September 30, 2013 and 2012. The gains on the sales of securities in the 2013 period resulted primarily from the sale of certain mortgage-backed securities which had principal balances remaining of less than 15% of the principal balance purchased. In the 2012 period, advances totaling $16.2 million which had a weighted average rate of 3.67% were extinguished. This was funded by the sale of $8.2 million of mortgage-backed securities and by cash and resulted in the recording of a $527,000 loss. No such transactions occurred during the six months ended September 30, 2013. The write-down of land held for sale was on a property which was sold in July 2012. There were no such write-downs for the six months ended September 30, 2013.

Non-interest expense increased $494,000, or 7.3%, to $7.3 million for the six months ended September 30, 2013 as compared to $6.8 million for the six months ended September 30, 2012. The increase was primarily the result of increases of $377,000, or 10.2%, in salaries and employee benefits, $68,000, or 18.3%, in directors’ compensation, $38,000, or 33.6%, in advertising expense, $58,000, or 8.1%, in occupancy expense of premises and $52,000, or 9.3%, in equipment expense, partially offset by a $67,000, or 6.8%, decrease in other expense. The increase in salaries and employee benefits was mainly due to an increase in costs associated with the hiring of two commercial loan officers in December 2012 and April 2013, along with normal annual salary increases. The increase in directors’ compensation was due to an increase in directors’ fees in 2013, and the resulting increase in the directors’ retirement plan expense. The increase in advertising was mostly due to a campaign associated with increasing deposits at one of the Bank’s branches. Occupancy expense of premises and equipment expense increased due to normal annual increases as well as the additional expense associated with the Bank’s loan department being moved to a new leased location in September 2012. Other expense decreased mainly because of a decrease of $46,000 in real estate owned operating expense.

Income taxes totaled $1.69 million and $1.93 million during the six months ended September 30, 2013 and 2012, respectively. The decrease of $247,000, or 12.8%, during the 2013 period resulted from lower pre-tax income, coupled with an overall decrease in the effective income tax rate which was 34.9% in the 2013 period compared with 35.2% for 2012.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $19.0 million, or 1.8% of total assets at September 30, 2013, as compared to $41.3 million, or 4.1% of total assets at March 31, 2013.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company on a stand-alone basis is responsible for paying any dividends declared to its shareholders. The Company also may repurchase shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, at September 30, 2013, the Company had liquid assets of $17.0 million.

Cash was generated by operating and financing activities and used by investing activities during the six months ended September 30, 2013. The primary sources of cash were net income, an increase in deposits, an increase in borrowings, and proceeds from principal repayments, maturities, calls and sales of securities. The primary uses of funds were purchases of securities and loans and net loan originations. Dividends declared and paid totaled $3.1 million during the six months ended September 30, 2013.

The Company’s primary investing activities are the origination and purchases of loans and the purchases of securities. Net loans amounted to $554.5 million and $456.8 million at September 30, 2013 and March 31, 2013, respectively. Securities, including available for sale and held to maturity issues, totaled $456.0 million and $478.1 million at September 30, 2013 and March 31, 2013, respectively. In addition to funding new loan production through operating and investing activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities, and the sale of securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow overnight funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At September 30, 2013, advances from the FHLB amounted to $92.5 million at a weighted average rate of 2.27%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established unsecured overnight lines of credit at a daily adjustable rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2013, the Bank had outstanding commitments to originate loans totaling approximately $4.1 million for fixed-rate one- to four-family mortgage loans with interest rates ranging from 2.75% to 4.5%, and $4.2 million for adjustable rate loans with initial rates ranging from 3.00% to 3.75%.

In addition, at September 30, 2013, the Bank had outstanding commitments to originate adjustable rate commercial real estate loans totaling approximately $7.3 million with initial rates ranging from 4.00% to 4.50% and a $148,000 fixed rate commercial real estate loan with a rate of 4.5%.

At September 30, 2013 the Bank also had commitments outstanding to purchase $10.9 million in adjustable interest rate one- to four-family mortgage loans with initial interest rates ranging from 2.75% to 3.75%, and $4.7 million in fixed rate one- to four-family mortgage loans with interest rates ranging from 3.00% to 4.75%.

At September 30, 2013, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $5.0 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. The Bank also had commitments for $162,000 for fixed rate home equity loans with rates ranging from 3.75% to 4.25%.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

Certificates of deposit due within one year at September 30, 2013, totaled $318.7 million, or 57.2% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. There was one FHLB advance totaling $15.0 million due within one year at September 30, 2013.

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

The following table sets forth the Bank’s capital position at September 30 and March 31, 2013, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2013:
Total risk-based capital (to risk-weighted assets)	$168,275	36.29%	$37,091	8.00%	$46,364	10.00%
Tier 1 capital (to risk-weighted assets)	165,325	35.66	18,546	4.00	27,819	6.00
Core (tier 1) capital (to adjusted total assets)	165,325	15.29	43,262	4.00	54,078	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	165,325	15.29	16,223	1.50	—	—
As of March 31, 2013:
Total risk-based capital (to risk-weighted assets)	$168,986	40.52%	$33,366	8.00%	$41,708	10.00%
Tier 1 capital (to risk-weighted assets)	166,486	39.92	16,683	4.00	25,025	6.00
Core (tier 1) capital (to adjusted total assets)	166,486	16.41	40,591	4.00	50,738	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	166,486	16.41	15,222	1.50	—	—

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In July 2013, the OCC, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule, which will be effective for Clifton Savings Bancorp and Clifton Savings Bank on January 1, 2015, that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes for Clifton Savings Bancorp and Clifton Savings Bank a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. Based on our capital levels and statement of financial condition composition at September 30, 2013, we believe implementation of the new rule will have no material impact on our capital needs.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis

The majority of the Bank’s assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. The Bank’s assets consist primarily of mortgage loans, and investment and mortgage-backed securities, which have longer maturities than the Bank’s liabilities, which consists primarily of deposits. As a result, a principal part of the Bank’s business strategy is to manage interest rate risk and reduce the exposure of net interest income to changes in market interest rates. Accordingly, our Board of Directors, through its Enterprise Risk Management Committee, has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management and outside directors, operates under a policy adopted by the Board of Directors, and meets as needed to review the Bank’s asset/liability policies and interest rate risk position.

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

The table below sets forth the estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates as of June 30, 2013, the most recent date the Bank’s interest rate risk was measured. Given the current economic environment, the Bank expects that these changes as of September 30, 2013 do not materially differ from the results presented. This data is for the Bank and its subsidiary only and does not include any other assets of the Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis (Cont’d)

				Net Interest Income
	Net Portfolio Value (2)			Estimated Net Interest Income (3)	(Decrease) in Estimated Net Interest Income
Change in Interest Rates Basis Point (bp) (1)	Estimated NPV	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in Thousands)
+200 bp	$123,636	($47,293)	(27.66)%	$22,699	($196)	(0.86)%
0	170,929	—	—	22,895	—	—
(100)	188,491	17,562	10.27	22,744	(151)	(0.66)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates at June 30, 2013, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 27.66% decrease in NPV and a $196,000, or 0.86%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 10.27% increase in NPV and a $151,000, or 0.66%, decrease in net interest income. NPV is a theoretical liquidation calculation which assumes the Bank is no longer a going concern and that the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, this data does not reflect any future actions management may take in response to changes in interest rates, such as changing the mix of assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the SEC on June 6, 2013, which could materially affect our business, financial condition and/or operating results. As of September 30, 2013, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended September 30, 2013.

(b)	Use of Proceeds. Not applicable.

(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1 - July 31, 2013	—	$—	—	278,600
August 1 - August 31, 2013	—	—	—	278,600
September 1 - September 30, 2013	—	—	—	278,600

Total	—	$—	—

(1)	On November 29, 2012, the Company announced that the Board of Directors had approved its tenth stock repurchase program authorizing the Company to repurchase up to 280,000 shares of the Company’s common stock.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Charter of Clifton Savings Bancorp, Inc. (1)

3.2	By-Laws of Clifton Savings Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements (detail tagged).

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004 (File No. 000-50358).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON SAVINGS BANCORP, INC.

Date:	November 8, 2013	By:	/s/ John A. Celentano, Jr.
John A. Celentano, Jr.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2013	By:	/s/ Christine R. Piano
Christine R. Piano
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)

.