Form 10-Q
period 2013-12-31
CLIFTON SAVINGS BANCORP INC
filed 2014-02-07
CIK 1240581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 3, 2014: 26,477,394.

CLIFTON SAVINGS BANCORP, INC.

AND SUBSIDIARIES

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	December 31,	March 31,
	2013	2013
ASSETS
Cash and due from banks	$7,629	$15,048
Interest-bearing deposits in other banks	4,272	10,848

Cash and Cash Equivalents	11,901	25,896
Securities available for sale, at fair value:	3,764	15,399
Securities held to maturity, at cost (fair value of $445,024 at December 31, 2013 and $479,339 at March 31, 2013):	446,439	462,728
Loans receivable	580,438	459,312
Allowance for loan losses	(3,050)	(2,500)

Net Loans	577,388	456,812

Bank owned life insurance	36,262	35,499
Premises and equipment	7,523	7,841
Federal Home Loan Bank of New York stock	6,989	3,897
Interest receivable	3,235	3,177
Real estate owned	—	215
Other assets	5,572	4,620

Total Assets	$1,099,073	$1,016,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$17,308	$13,228
Interest bearing	757,221	750,464

Total Deposits	774,529	763,692
Advances from Federal Home Loan Bank of New York	122,500	52,500
Advance payments by borrowers for taxes and insurance	5,926	5,071
Other liabilities and accrued expenses	4,658	7,493

Total Liabilities	907,613	828,756

Commitments and Contingencies
Stockholders’ Equity
Preferred stock ($.01 par value), 1,000,000 shares authorized; shares issued or outstanding—none	—	—
Common stock ($.01 par value), 75,000,000 shares authorized; 30,530,470 shares issued, 26,470,164 shares outstanding at December 31, 2013; 26,166,652 shares outstanding at March 31, 2013	305	305
Paid-in capital	136,562	136,154
Deferred compensation obligation under Rabbi Trust	309	292
Retained earnings	102,554	102,292
Treasury stock, at cost; 4,060,306 shares at December 31, 2013; 4,363,818 shares at March 31, 2013	(43,869)	(47,067)
Common stock acquired by Employee Stock Ownership Plan (“ESOP”)	(3,664)	(4,213)
Accumulated other comprehensive loss	(470)	(188)
Stock held by Rabbi Trust	(267)	(247)

Total Stockholders’ Equity	191,460	187,328

Total Liabilities and Stockholders’ Equity	$1,099,073	$1,016,084

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2013	2012	2013	2012
Interest Income:
Loans	$5,471	$4,837	$15,433	$14,715
Mortgage-backed securities	2,492	3,111	7,822	9,773
Debt securities	569	599	1,692	2,464
Other interest-earning assets	51	53	133	178

Total Interest Income	8,583	8,600	25,080	27,130

Interest Expense:
Deposits	1,909	2,264	5,951	7,434
Advances	582	536	1,568	1,866

Total Interest Expense	2,491	2,800	7,519	9,300

Net Interest Income	6,092	5,800	17,561	17,830
Provision for Loan Losses	128	450	664	742

Net Interest Income after Provision for Loan Losses	5,964	5,350	16,897	17,088

Non-Interest Income:
Fees and service charges	66	50	185	162
Bank owned life insurance	245	229	763	662
Gain on sale of securities	—	—	566	647
Loss on disposal of premises and equipment	—	(3)		(3)
Loss on extinguishment of debt	—	—	—	(527)
Loss on write-down of land held for sale	—	—	—	(99)
Other	—	2	1	3

Total Non-Interest Income	311	278	1,515	845

Non-Interest Expenses:
Salaries and employee benefits	2,065	1,672	6,154	5,384
Occupancy expense of premises	390	379	1,167	1,098
Equipment	309	320	921	880
Directors’ compensation	212	285	651	656
Advertising	45	58	196	171
Legal	73	42	147	133
Federal deposit insurance premium	132	121	375	379
Other	387	549	1,299	1,528

Total Non-Interest Expenses	3,613	3,426	10,910	10,229

Income before Income Taxes	2,662	2,202	7,502	7,704
Income Taxes	907	688	2,594	2,622

Net Income	$1,755	$1,514	$4,908	$5,082

Net Income per Common Share:
Basic	$0.07	$0.06	$0.19	$0.20

Diluted	$0.07	$0.06	$0.19	$0.20

Dividends per common share	$0.06	$0.12	$0.18	$0.24

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	25,928,941	25,690,312	25,865,420	25,672,039

Diluted	26,190,019	25,801,481	26,115,860	25,714,808

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2013	2012	2013	2012
Net income	$1,755	$1,514	$4,908	$5,082

Other comprehensive (loss):
Gross unrealized holding (loss) on securities available for sale, net of income taxes of $19 and $75, $100 and $129, respectively	(27)	(110)	(145)	(186)
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of of $0 and $0, and $120 and $264, respectively (A)	—	—	(175)	(383)
Benefit plans, net of income tax of ($8) and ($7), ($26) and ($20), respectively (B)	12	12	38	30

Total other comprehensive (loss)	(15)	(98)	(282)	(539)

Total comprehensive income	$1,740	$1,416	$4,626	$4,543

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)	Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors’ compensation line. The related income tax amounts are included in income taxes.

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,908	$5,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	479	465
Net amortization (accretion) of deferred fees and costs, premiums and discounts	84	(51)
Provision for loan losses	664	742
Realized gain on sale of securities available for sale	(295)	(647)
Realized gain on sale of securities held to maturity	(271)	—
Loss on disposal of premises and equipment	—	3
Loss on extinguishment of debt	—	527
Loss on write-down of land held for sale	—	99
Loss on write-down of real estate owned	11	46
(Gain) loss on sale of real estate owned	(75)	1
(Increase) decrease in interest receivable	(58)	784
Deferred income taxes	(193)	250
(Increase) decrease in other assets	(500)	197
Increase (decrease) in accrued interest payable	85	(76)
Increase (decrease) in other liabilities	130	(826)
(Increase) in cash surrender value of bank owned life insurance	(763)	(662)
ESOP shares committed to be released	678	569
Restricted stock expense	50	46
Stock option expense	34	59
Increase in deferred compensation obligation under Rabbi Trust	17	14

Net cash provided by operating activities	4,985	6,622

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	6,729	59,197
Securities held to maturity	67,193	200,657
Proceeds from sale of securities available for sale	4,659	8,827
Proceeds from sale of securities held to maturity	5,579	—
Redemptions of Federal Home Loan Bank of New York stock	58	1,806
Purchases of:
Securities available for sale	—	(15,000)
Securities held to maturity	(59,404)	(154,884)
Loans receivable	(67,834)	(34,009)
Bank owned life insurance	—	(7,000)
Premises and equipment	(161)	(383)
Federal Home Loan Bank of New York stock	(3,150)	(675)
Net (increase) decrease in loans receivable	(53,712)	21,356
Proceeds from sale of real estate owned	645	92

Net cash (used in) provided by investing activities	(99,398)	79,984

See notes to consolidated financial statements.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Nine Months Ended December 31,
	2013	2012
Cash flows from financing activities:
Net increase (decrease) in deposits	$10,837	$(55,170)
Net increase in short-term advances from Federal Home Loan Bank of New York	15,000	—
Proceeds from long-term advances from Federal Home Loan Bank of New York	55,000	—
Payments on advances from Federal Home Loan Bank of New York	—	(24,512)
Net increase (decrease) in payments by borrowers for taxes and insurance	855	(231)
Exercise of stock options	3,106	—
Dividends paid	(4,647)	(6,153)
Purchase of treasury stock	(21)	(27)
Income tax benefit from stock based compensation	288	6

Net cash provided by (used in) financing activities	80,418	(86,087)

Net (decrease) increase in cash and cash equivalents	(13,995)	519
Cash and cash equivalents—beginning	25,896	40,257

Cash and cash equivalents—ending	$11,901	$40,776

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$7,434	$9,376

Income taxes paid	$3,093	$3,876

Non cash activities:
Amounts (settled with) brokers for security purchases	$(3,050)	$—

Transfer from loans receivable to real estate owned	$366	$215

See notes to consolidated financial statements.

-  5  -

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine month period ended December 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2013, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 6, 2013.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and nine months ended December 31, 2013 includes incremental shares related to outstanding options of 261,078 and 250,440, respectively. The calculation of diluted EPS for the three and nine months ended December 31, 2012 includes incremental shares related to outstanding options of 111,169 and 42,769, respectively. During the three and nine months ended December 31, 2013 and 2012, no options were antidilutive.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE PLANS

On November 28, 2012, the Company’s Board of Directors authorized the Company’s tenth stock repurchase plan for up to 280,000 shares of the Company’s outstanding common stock, representing approximately 3% of the outstanding shares owned by entities other than the Company’s majority stockholder, Clifton MHC, on that date. There were no stock repurchases under this plan or any other repurchase plans made during the nine months ended December 31, 2013 and 2012.

Additionally, during the nine months ended December 31, 2013 and 2012, 1,283 and 1,202 shares, respectively, were repurchased at an aggregate cost of approximately $16,000, or $12.15 per share, and $12,000, or $10.07 per share, respectively, representing the withholding of shares subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan for payment of taxes due upon the vesting of restricted stock awards.

All repurchased shares are held as treasury stock for general corporate use.

4. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and former President’s post-retirement health care plan were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In Thousands)
Service cost	$40	$16	$120	$46
Interest cost	35	32	105	104
Amortization of past service cost	10	10	30	30
Amortization of unrecognized net loss	12	8	36	20
Settlement charge	—	117	—	117

Net periodic benefit cost	$97	$183	$291	$317

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$3,599	$165	$—	$3,764

Total available for sale securities	$3,599	$165	$—	$3,764

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$5,000	$4	$—	$5,004

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	4,838	387	—	5,225
Federal National Mortgage Association	4,856	314	—	5,170

	9,694	701	—	10,395

Total available for sale securities	$14,694	$705	$—	$15,399

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$89,999	$113	$159	$89,953
Corporate bonds	49,966	1,471	88	51,349

	139,965	1,584	247	141,302

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	82,738	2,449	2,037	83,150
Federal National Mortgage Association	202,335	3,103	7,261	198,177
Governmental National Mortgage Association	21,401	1,144	150	22,395

	306,474	6,696	9,448	303,722

Total held to maturity securities	$446,439	$8,280	$9,695	$445,024

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$69,999	$607	$11	$70,595
Corporate bonds	49,917	1,951	1	51,867

	119,916	2,558	12	122,462

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	106,346	5,459	125	111,680
Federal National Mortgage Association	207,781	7,118	350	214,549
Governmental National Mortgage Association	28,685	1,998	35	30,648

	342,812	14,575	510	356,877

Total held to maturity securities	$462,728	$17,133	$522	$479,339

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

Contractual maturity data for securities are as follows:

	December 31, 2013
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Due after ten years	$3,599	$3,764

Total available for sale securities	$3,599	$3,764

Held to maturity:
Debt securities:
Due less than one year	$4,952	$5,008
Due after one through five years	115,010	116,291
Due after five through ten years	20,003	20,003

	139,965	141,302

Mortgage-backed securities:
Due after one through five years	2,006	2,131
Due after five through ten years	83,815	79,096
Due after ten years	220,653	222,495

	306,474	303,722

Total held to maturity securities	$446,439	$445,024

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at December 31 and March 31, 2013 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
December 31, 2013:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$34,841	$159	$—	$—	$34,841	$159
Corporate Bonds	9,915	88	—	—	9,915	88

	44,756	247	—	—	44,756	247

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	35,166	2,034	171	3	35,337	2,037
Federal National Mortgage Association	121,218	6,685	8,449	576	129,667	7,261
Government National Mortgage Association	—	—	1,442	150	1,442	150

	156,384	8,719	10,062	729	166,446	9,448

Total held to maturity securities	$201,140	$8,966	$10,062	$729	$211,202	$9,695

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
March 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$9,988	$11	$—	$—	$9,988	$11
Corporate bonds	—	—	4,999	1	4,999	1

	9,988	11	4,999	1	14,987	12

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	10,368	124	30	1	10,398	125
Federal National Mortgage Association	42,609	347	187	3	42,796	350
Government National Mortgage Association	1,585	35	—	—	1,585	35

	54,562	506	217	4	54,779	510

Total held to maturity securities	$64,550	$517	$5,216	$5	$69,766	$522

Management does not believe that any of the unrealized losses at December 31, 2013 (seven bonds of Government-sponsored enterprises and two corporate bonds included in debt securities, and thirty-five FNMA, fourteen FHLMC, and one GNMA mortgage-backed security) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

During the nine months ended December 31, 2013, the proceeds from sales of securities available for sale totaled $4.7 million and the proceeds from sales of securities held to maturity totaled $5.6 million, resulting in gross realized gains of $295,000 and $272,000, respectively, and gross realized losses of $-0- and $1,000, respectively. The remaining principal balance for each of the securities held to maturity sold was less than 15% of the original principal purchased. The proceeds from sales of mortgage-backed securities available for sale totaled $8.8 million during the nine months ended December 31, 2012, and the gross realized gains on the sales totaled $647,000. There were no sales of securities held to maturity during the nine months ended December 31, 2012.

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	December 31,	March 31,
	2013	2013
	(In Thousands)
Real estate:
One-to four-family	$518,415	$419,240
Multi-family	21,943	14,990
Commercial	25,434	13,671
Construction	654	937

	566,446	448,838
Consumer:
Second mortgage	9,018	6,687
Passbook or certificate	844	838
Equity lines of credit	2,418	2,218
Other loans	60	55

	12,340	9,798

Total Loans	578,786	458,636

Less:
Loans in process	(287)	(169)
Net purchase premiums, discounts, and deferred loan costs	1,939	845

	1,652	676

Total Loans, Net	$580,438	$459,312

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

4. Construction Loans—consists primarily of the financing of construction of one- to four-family properties or construction/permanent loans for the construction of one-to four-family homes to be occupied by the borrower. Construction loans generally are considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to uncertainty of construction costs. Independent inspections are performed prior to disbursement of loan proceeds as construction progresses to mitigate these risks. These loans are also affected by economic conditions.

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

2. Passbook or Certificate and Other Loans—consists of loans secured by passbook accounts and certificates of deposit and unsecured loans. The passbook or certificate loans have low credit risk as they are fully secured by their collateral. Unsecured loans, included in other loans, are considered a low credit risk because of their small balances.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Non-classified assets are rated as pass or pass-watch. Pass-watch loans require current oversight or tracking by management generally due to incomplete documentation or monitoring due to previous delinquent status.

In addition, the Office of the Comptroller of the Currency (the “OCC”), as an integral part of its examination process, periodically reviews the Bank’s loan portfolio and the related allowance for loan losses. The OCC may require the allowance for loan losses to be increased based on its review of information available at the time of the examination.

The change in the allowance for loan losses for the three and nine months ended December 31, 2013 and 2012 is as follows:

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At September 30, 2013:
Total allowance for loan losses	$2,440	$236	$165	$3	$49	$—	$57	$2,950
Charge-offs	—	(28)	—	—	—	—	—	(28)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	29	(19)	62	(1)	2	1	54	128

At December 31, 2013:
Total allowance for loan losses	$2,469	$189	$227	$2	$51	$1	$111	$3,050

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2013:
Total allowance for loan losses	$2,127	$187	$99	$5	$38	$1	$43	$2,500
Charge-offs	(90)	(28)	—	—	—	—	—	(118)
Recoveries	4	—	—	—	—	—	—	4
Provision charged to operations	428	30	128	(3)	13	—	68	664

At December 31, 2013:
Total allowance for loan losses	$2,469	$189	$227	$2	$51	$1	$111	$3,050

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Real Estate Construction	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At September 30, 2012:
Total allowance for loan losses	$1,898	$203	$106	$9	$39	$1	$44	$2,300
Charge-offs	(320)	—	—	—	—	—	—	(320)
Recoveries	50	—	—	—	—	—	—	50
Provision charged to operations	490	(4)	(3)	2	(2)	—	(33)	450

At December 31, 2012:
Total allowance for loan losses	$2,118	$199	$103	$11	$37	$1	$11	$2,480

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2012:
Total allowance for loan losses	$1,733	$193	$105	$4	$42	$1	$12	$2,090
Charge-offs	(402)	—	—	—	—	—	—	(402)
Recoveries	50	—	—	—	—	—	—	50
Provision charged to operations	737	6	(2)	7	(5)	—	(1)	742

At December 31, 2012:
Total allowance for loan losses	$2,118	$199	$103	$11	$37	$1	$11	$2,480

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses by loan class at December 31 and March 31, 2013.

					Second	Passbook or
	One-to Four-				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
December 31, 2013	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,469	189	227	2	51	1	111	3,050

Total	$2,469	$189	$227	$2	$51	$1	$111	$3,050

Loans:
Individually evaluated for impairment	$316	$209	$248	$—	$—	$—	$—	$773
Collectively evaluated for impairment	518,099	21,734	25,186	654	11,436	904	—	578,013

Total	$518,415	$21,943	$25,434	$654	$11,436	$904	$—	$578,786

					Second	Passbook or
	One-to Four-				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
March 31, 2013	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,127	187	99	5	38	1	43	2,500

Total	$2,127	$187	$99	$5	$38	$1	$43	$2,500

Loans:
Individually evaluated for impairment	$528	$—	$251	$—	$—	$—	$—	$779
Collectively evaluated for impairment	418,712	14,990	13,420	937	8,905	893	—	457,857

Total	$419,240	$14,990	$13,671	$937	$8,905	$893	$—	$458,636

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amounts of classified loan balances are as follows at December 31 and March 31, 2013:

					Second	Passbook or
	One-to Four-				Mortgage and	Certificate
	Family	Multi-family	Commercial	Construction	Equity Lines	and Other	Total
December 31, 2013	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Loans
	(In Thousands)
Non-classified:	$512,712	$21,943	$25,186	$654	$11,308	$904	572,707
Classified:
Special mention	1,463	—	—	—	55	—	1,518
Substandard	4,240	—	248	—	73	—	4,561
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$518,415	$21,943	$25,434	$654	$11,436	$904	$578,786

					Second	Passbook or
	One-to Four-				Mortgage and	Certificate
	Family	Multi-family	Commercial	Construction	Equity Lines	and Other	Total
March 31, 2013	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Loans
	(In Thousands)
Non-classified:	$412,488	$14,990	$13,356	$937	$8,748	$893	451,412
Classified:
Special mention	1,191	—	64	—	9	—	1,264
Substandard	5,561	—	251	—	148	—	5,960
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$419,240	$14,990	$13,671	$937	$8,905	$893	$458,636

The following table provides information with respect to the Bank’s nonaccrual loans at December 31 and March 31, 2013. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and, or interest become doubtful. Nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is a sustained period of repayment performance (generally six consecutive months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	December 31, 2013	March 31, 2013
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One-to four-family	$4,240	$5,496
Commercial	248	251
Consumer and other loans:
Second mortgage	73	148

Total nonaccrual loans	$4,561	$5,895

The following table provides information about delinquencies in the Bank’s loan portfolio at December 31 and March 31, 2013.

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
December 31, 2013	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One-to four-family	$2,846	$393	$2,647	$5,886	$512,529	$518,415
Multi-family	—	—	—	—	21,943	21,943
Commercial	—	—	248	248	25,186	25,434
Construction	—	—	—	—	654	654
Consumer and other loans:
Second mortgage and equity lines of credit	18	8	73	99	11,337	11,436
Passbook or certificate and other loans	—	—	—	—	904	904

Total	$2,864	$401	$2,968	$6,233	$572,553	$578,786

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
March 31, 2013	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One-to four-family	$2,076	$300	$3,693	$6,069	$413,171	$419,240
Multi-family	—	—	—	—	14,990	14,990
Commercial	—	251	—	251	13,420	13,671
Construction	—	—	—	—	937	937
Consumer and other loans:
Second mortgage and equity lines of credit	9	4	39	52	8,853	8,905
Passbook or certificate and other loans	—	96	—	96	797	893

Total	$2,085	$651	$3,732	$6,468	$452,168	$458,636

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

There were no loans that are past due greater than 90 days that were accruing as of December 31 and March 31, 2013.

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

Impaired loans, none of which had a related allowance at or for the three and nine months ended December 31, 2013 and 2012, and at or for the year ended March 31, 2013, were as follows:

		Unpaid		Average	Interest
At or For The Three Months Ended	Recorded	Principal	Related	Recorded	Income
December 31, 2013	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$316	$488	$—	$316	$4
Multi-family	209	237	—	105	4
Commercial	248	248	—	248	4

Total impaired loans	$773	$973	$—	$669	$12

		Unpaid		Average	Interest
At or For The Three Months Ended	Recorded	Principal	Related	Recorded	Income
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$529	$720	$—	$529	$—
Commercial	252	252	—	254	5

Total impaired loans	$781	$972	$—	$783	$5

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

		Unpaid		Average	Interest
At or For The Nine Months Ended	Recorded	Principal	Related	Recorded	Income
December 31, 2013	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$316	$488	$—	$380	$13
Multi-family	209	237	—	42	4
Commercial	248	248	—	249	10

Total impaired loans	$773	$973	$—	$671	$27

		Unpaid		Average	Interest
At or For The Nine Months Ended	Recorded	Principal	Related	Recorded	Income
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$529	$720	$—	$612	$11
Commercial	252	252	—	254	10

Total impaired loans	$781	$972	$—	$866	$21

		Unpaid		Average	Interest
At or For The Year Ended	Recorded	Principal	Related	Recorded	Income
March 31, 2013	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$528	$718	$—	$593	$19
Commercial	251	251	—	253	12

Total impaired loans	$779	$969	$—	$846	$31

The recorded investment in loans modified in a troubled debt restructuring totaled $525,000 and $528,000, respectively, at December 31 and March 31, 2013, of which $8,000 and $217,000, respectively, were 90 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at December 31 and March 31, 2013. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment. As a result of our initial impairment evaluation for one multi-family loan, we charged-off $28,000 during the three and nine months ended

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

December 31, 2013. The following table presents trouble debt restructurings by class during the period indicated.

		Pre-restructuring	Post- restructuring
		Outstanding	Outstanding
At or For The Three Months Ended	Number of	Recorded	Recorded
December 31, 2013	Loans	Investment	Investment
Multi-Family Real Estate	1	$237	$209

		Pre-restructuring	Post- restructuring
		Outstanding	Outstanding
At or For The Nine Months Ended	Number of	Recorded	Recorded
December 31, 2013	Loans	Investment	Investment
Multi-Family Real Estate	1	$237	$209

There were no new troubled debt restructurings for the three and nine months ended December 31, 2012. There were no new troubled debt restructuring defaults that occurred within twelve months of restructuring during the three and nine months ended December 31, 2013 and 2012.

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

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 and March 31, 2013 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
December 31, 2013:
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$3,764	$—	$3,764	$—

Total securities available for sale	$3,764	$—	$3,764	$—

March 31, 2013:
Securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$5,225	$—	$5,225	$—
Federal National Mortgage Association	5,170	—	5,170	—
Debt securities:
Government-sponsored enterprises	5,004	—	5,004	—

Total securities available for sale	$15,399	$—	$15,399	$—

There were no assets measured at fair value on a non-recurring basis at December 31, 2013 or March 31, 2013. There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31 or March 31, 2013.

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

The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at December 31 and March 31, 2013.

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

Impaired Loans (Carried based on Discounted Cash Flows)

Impaired loans are those accounted for under ASC Topic 310 “Accounting by Creditors for Impairment of a Loan” in which the Company has measured impairment generally based on either the fair value of the loan’s collateral or discounted cash flows. These assets are included as Level 3 assets.

Real Estate Owned

Real estate owned, acquired through foreclosure or deed-in-lieu of foreclosure, is initially recorded at fair value less estimated cost to sell and subsequently carried at the lower of such initially recorded amount or current fair value less estimated selling costs. Fair value is estimated through current appraisals by licensed appraisers and as such, foreclosed real estate properties are classified as Level 3.

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

As of December 31 and March 31, 2013, the fair value of the commitments to extend credit were not considered to be material.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

The carrying amounts and fair values of financial instruments are as follows:

			(Level 1)	(Level 2)
			Quoted Prices	Significant	(Level 3)
			in Active	Other	Significant
	Carrying	Estimated	Markets for	Observable	Unobservable
December 31, 2013	Value	Fair Value	Identical Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,901	$11,901	$11,901	$—	$—
Securities available for sale	3,764	3,764	—	3,764	—
Securities held to maturity	446,439	445,024	—	445,024	—
Net loans receivable	577,388	580,374	—	—	580,374
Federal Home Loan Bank of New York stock	6,989	6,989	—	6,989	—
Interest receivable	3,235	3,235	—	3,235	—
Financial liabilities:
Deposits	774,529	778,859	—	778,859	—
FHLB advances	122,500	126,999	—	126,999	—
Interest payable	260	260	—	260	—

			(Level 1)	(Level 2)
			Quoted Prices	Significant	(Level 3)
			in Active	Other	Significant
	Carrying	Estimated	Markets for	Observable	Unobservable
March 31, 2013	Value	Fair Value	Identical Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$25,896	$25,896	$25,896	$—	$—
Securities available for sale	15,399	15,399	—	15,399	—
Securities held to maturity	462,728	479,339	—	479,339	—
Net loans receivable	456,812	485,249	—	—	485,249
Federal Home Loan Bank of New York stock	3,897	3,897	—	3,897	—
Interest receivable	3,177	3,177	—	3,177	—
Financial liabilities:
Deposits	763,692	770,479	—	770,479	—
FHLB advances	52,500	59,786	—	59,786	—
Interest payable	175	175	—	175	—

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CONVERSION AND REORGANIZATION

On November 20, 2013, the boards of directors of the Company, the Bank and Clifton MHC adopted an Amended and Restated Plan of Conversion and Reorganization (the “Plan of Conversion”), which amended and restated in its entirety the plan of conversion approved by the boards of directors of the Company, the Bank and Clifton MHC on November 8, 2010, pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion: (1) Clifton MHC will merge with and into the Company, with the Company being the surviving entity (the “MHC Merger”); (2) the Company will merge with and into a newly formed Maryland corporation named Clifton Bancorp Inc. (the “Holding Company”); (3) the Bank will become a wholly-owned subsidiary of the Holding Company; (4) the shares of common stock of the Company held by persons other than Clifton MHC (whose shares will be canceled) will be converted into shares of common stock of the Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons; and (5) the Holding Company will offer and sell shares of its common stock to certain depositors and borrowers of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

In connection with the Plan of Conversion, shares of the Company’s common stock currently owned by Clifton MHC will be canceled and new shares of common stock, representing the approximate 64.0% ownership interest of Clifton MHC, will be offered for sale by the Holding Company. Concurrent with the completion of the conversion and offering, the Company’s existing public shareholders will receive shares of the Holding Company’s common stock for each share of the Company’s common stock they own at that date, based on an exchange ratio to ensure that they will own approximately the same percentage of the Holding Company’s common stock as they owned of the Company’s common stock immediately before the conversion and offering.

At the time of conversion, liquidation accounts will be established in an amount equal to the percentage of the outstanding shares of the Company owned by Clifton MHC before the MHC Merger, multiplied by the Company’s total stockholders’ equity as reflected in the latest statement of financial condition contained in the final offering prospectus for the conversion, plus the value of the net assets of Clifton MHC as reflected in the latest statement of financial condition of Clifton MHC before the effective date of the conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank or the Bank and the Holding Company (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. Neither the Holding Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements applicable to the Bank or the Holding Company.

The transactions contemplated by the Plan of Conversion are subject to approval by the shareholders of the Company, the members of Clifton MHC and the Board of Governors of the Federal Reserve System. Meetings of the Company’s shareholders and Clifton MHC’s members are expected to be held to approve the Plan of Conversion in the first calendar quarter of 2014. If the conversion and offering are completed, eligible conversion and offering costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. (See Part II—“Item 1A: Risk Factors.”) Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 under Part I—“Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Overview of Financial Condition and Results of Operations

The Company’s results of operations depend primarily on its net interest income, which is significantly influenced by the prevailing interest rate environment. Net interest income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. It is a function of the average balances of loans and securities versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and securities and the cost of those deposits and borrowed funds.

Interest-earning assets consist primarily of investment and mortgage-backed securities and net loans, which comprised 41.0% and 52.5%, respectively, of total assets at December 31, 2013, as compared to 47.1% and 45.0%, respectively, of total assets at March 31, 2013. Cash and cash equivalents decreased to 1.1% of total assets at December 31, 2013, as compared to 2.5% at March 31, 2013. The Company’s mortgage-backed securities portfolio at December 31, 2013 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 64% U.S. government-sponsored or guaranteed enterprises and 36% corporate bonds.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”). Interest bearing deposits increased $6.7 million, or 0.9%, and non-interest bearing deposits increased $4.1 million, or 30.8%, between March 31, 2013 and December 31, 2013 and borrowed funds increased $70.0 million, or 133.3%, during the period. The balance in borrowed funds was $122.5 million at December 31, 2013 as compared to $52.5 million at March 31, 2013. During the nine months ended December 31, 2013, we added $15.0 million in short-term borrowings with a rate of 0.48% and $55.0 million in long-term borrowings with a rate of 0.67% and no borrowings were repaid. Borrowings were needed to fund increased loan origination and purchase volumes.

Net interest income increased $292,000, or 5.0%, during the three months ended December 31, 2013, when compared with the same 2012 period. This increase in net interest income was due to a decrease in total interest expense of $309,000, partially offset by a $17,000 decrease in total interest income. Average interest-earning assets increased $72.4 million, or 7.5%, during the three months ended December 31, 2013, while average interest-bearing liabilities increased $60.2 million, or 7.3%, when compared with the same 2012 period. The $12.1 million increase in average net interest-earning assets was mainly attributable to increases of $116.6 million in loans, $11.0 million in investment securities, $60.0 million in borrowings and $211,000 in interest-bearing deposits, along with decreases $43.4 million in mortgage-backed securities and $11.8 million in other interest earning assets.

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

The net interest rate spread decreased to 2.19% from 2.21% during the three months ended December 31, 2013 and 2012. This was due to a decrease of 25 basis points in the yield on interest-earning assets which was partially offset by a decrease of 23 basis points in the cost of interest-bearing liabilities. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended December 31, 2013, non-interest income increased $33,000, or 11.9%, as compared to the comparable period in 2012. Provision for loan losses decreased $322,000, or 71.6%, for the three months ended December 31, 2013, and non-interest expense increased $187,000, or 5.5%, between periods.

Changes in Financial Condition

The Company’s assets totaled $1.10 billion at December 31, 2013, which represents an increase of $83.0 million, or 8.2%, as compared with $1.02 billion at March 31, 2013.

Cash and cash equivalents decreased $14.0 million, or 54.0%, to $11.9 million at December 31, 2013 as compared to $25.9 million at March 31, 2013 as funds were redeployed into higher yielding assets.

Securities available for sale decreased $11.6 million, or 75.6%, to $3.8 million at December 31, 2013 from $15.4 million at March 31, 2013. The decrease during the nine months ended December 31, 2013 resulted primarily from a call of $5.0 million, principal repayments totaling $1.7 million, proceeds from sales totaling $4.7 million and a decrease of $540,000 in the unrealized gain on the portfolio.

Securities held to maturity decreased $16.3 million, or 3.5%, to $446.4 million at December 31, 2013 from $462.7 million at March 31, 2013. The decrease during the nine months ended December 31, 2013 resulted primarily from maturities, calls and principal repayments totaling $67.2 million, and proceeds from the sale of securities totaling $5.6 million, partially offset by purchases of securities totaling $59.4 million. Certain mortgage-backed securities which had principal balances remaining of less than 15% of the principal balance purchased were sold during the 2013 period.

Net loans increased $120.6 million, or 26.4%, to $577.4 million at December 31, 2013 when compared with $456.8 million at March 31, 2013. The increase during the nine months ended December 31, 2013 resulted primarily from origination and purchases of loans being significantly higher than repayment levels. The largest increase in the loan portfolio was in one- to four-family real estate loans, which increased $99.2 million, or 23.7%. During 2013, the Bank focused on increasing its one-to four-family residential loan originations. In addition, the Bank continues to supplement its internal origination volume with purchases of loans from various sources. In late 2012, the Bank established a commercial loan department to expand its multi-family and commercial lending activities. Commercial and multi-family loans increased $18.7 million, or 65.3%, during the nine months ended December 31, 2013.

Total liabilities increased $78.8 million, or 9.5%, to $907.6 million at December 31, 2013 from $828.8 million at March 31, 2013. Deposits at December 31, 2013 increased $10.8 million, or 1.4%, to $774.5 million when compared with $763.7 million at March 31, 2013 mainly due to the promotional rates offered at the Bank’s two newest branches. Borrowed funds increased $70.0 million, or 133.3%, to $122.5 million at December 31, 2013, as compared with $52.5 million at March 31, 2013. At December 31, 2013, the remaining borrowings of $122.5 million had a weighted average interest rate of 1.88%. Borrowings were used to fund the Bank’s increased lending efforts during the nine months period.

-  27  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition (Cont’d)

Stockholders’ equity totaled $191.5 million and $187.3 million at December 31, 2013 and March 31, 2013, respectively. The increase of $4.1 million, or 2.2%, for the nine months ended December 31, 2013, resulted primarily from net income of $4.9 million, employee stock ownership shares committed to be released of $678,000, and $3.4 million for the exercise of stock options and related tax benefits, partially offset by aggregate cash dividends paid of $4.6 million.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012

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

-  28  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012 (Cont’d.)

Net income increased $241,000, or 15.9%, to $1.76 million for the three months ended December 31, 2013 compared with $1.51 million for the same 2012 period. The increase in net income during the 2013 period resulted primarily from increases of $292,000, or 5.0%, in net interest income, coupled with a decrease of $322,000, or 71.6%, in provision for loan loss, partially offset by an increase of $187,000, or 5.5%, in non-interest expenses.

	Three Months Ended December 31,
	2013				2012
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$569,387		$5,471	3.84%	$452,837		$4,837	4.27%
Mortgage-backed securities	314,301		2,492	3.17%	357,714		3,111	3.48%
Investment securities	139,956		569	1.63%	128,906		599	1.86%
Other interest-earning assets	11,142		51	1.83%	22,956		53	0.92%

Total interest-earning assets	1,034,786		8,583	3.32%	962,413		8,600	3.57%

Noninterest-earning assets	61,952				66,589

Total assets	$1,096,738				$1,029,002

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	57,625		19	0.13%	57,942		24	0.17%
Savings and Club accounts	160,750		135	0.34%	123,326		76	0.25%
Certificates of deposit	547,575		1,755	1.28%	584,471		2,164	1.48%

Total interest-bearing deposits	765,950		1,909	1.00%	765,739		2,264	1.18%
FHLB advances	115,000		582	2.02%	54,983		536	3.90%

Total interest-bearing liabilities	880,950		2,491	1.13%	820,722		2,800	1.36%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	16,527				11,120
Other noninterest-bearing liabilities	9,904				10,534

Total noninterest-bearing liabilities	26,431				21,654
Total liabilities	907,381				842,376
Stockholders’ equity	189,357				186,626

Total liabilities and stockholders’ equity	$1,096,738				$1,029,002

Net interest income			$6,092				$5,800

Interest rate spread				2.19%				2.21%
Net interest margin				2.35%				2.41%
Average interest-earning assets to average interest-bearing liabilities	1.17	x			1.17	x

-  29  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012 (Cont’d.)

Interest income on loans increased by $634,000, or 13.1%, to $5.47 million during the three months ended December 31, 2013, when compared with $4.84 million for the same 2012 period. The increase during the 2013 period mainly resulted from an increase of $116.6 million, or 25.7%, in the average balance when compared to the same period in 2012, partially offset by a decrease in the average yield earned on the loan portfolio of 43 basis points to 3.84% from 4.27%. Interest income on mortgage-backed securities decreased $619,000, or 19.9%, to $2.49 million during the three months ended December 31, 2013, when compared with $3.11 million for the same 2012 period. The decrease during the 2013 period resulted from a decrease of 31 basis points in the average yield earned on mortgage-backed securities to 3.17% from 3.48%, coupled with a decrease of $43.4 million, or 12.1%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $30,000, or 5.0%, to $569,000 during the three months ended December 31, 2013, when compared to $599,000 during the same 2012 period, due to a decrease of 23 basis points in average yield to 1.63% from 1.86%, partially offset by an increase in the average balance of $11.0 million, or 8.6%, in investment securities. Interest earned on other interest-earning assets decreased by $2,000, or 3.8%, to $51,000 during the three months ended December 31, 2013, when compared to $53,000 during the same 2012 period primarily due to a decrease of $11.8 million, or 51.5%, in the average balance, partially offset by a 91 basis point increase in the average yield to 1.83% from 0.92%. The increase in the average balance of loans was due to an increase in purchase and origination volumes while repayment levels declined as fewer borrowers sought to refinance loans. The average balance of mortgage-backed securities decreased as cash flows were partially redeployed to fund loan growth and, to a lesser extent, investment securities. The decrease in the average yields earned for loans, mortgage-backed securities and investment securities was due to lower market interest rates for all these types of products. The average yield on other interest earning assets was higher due to a higher balance in Federal Home Loan Bank stock in the 2013 period compared with the 2012 period.

Interest expense on deposits decreased $355,000, or 15.7%, to $1.91 million during the three months ended December 31, 2013, when compared to $2.26 million during the same 2012 period. The decrease was primarily attributable to a decrease of 18 basis points in the cost of interest-bearing deposits to 1.00% from 1.18%, partially offset by an increase of $211,000, or 0.03%, in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money increased $46,000, or 8.6%, to $582,000 during the three months ended December 31, 2013 when compared with $536,000 during the same 2012 period. The increase was primarily attributable to an increase of $60.0 million, or 109.2%, in the average balance of borrowings, partially offset by a decrease of 188 basis points in the cost of borrowings to 2.02% from 3.90%. The $60.2 million increase in average interest-bearing liabilities was due to an increase of $60.0 million in borrowings, coupled with an increase of $211,000 in interest-bearing deposits. The increase in borrowings was used to fund loan growth. Net interest income increased $292,000, or 5.0%, during the three months ended December 31, 2013, to $6.09 million when compared to $5.80 million for the same 2012 period. The net interest rate spread decreased 2 basis points to 2.19% in 2013 period from 2.21% in 2012 period.

The provision for loan losses decreased $322,000, or 71.6%, to $128,000, during the three months ended December 31, 2013, as compared to a provision totaling $450,000 for the same period in 2012. The decrease in the provision for loan losses was mainly the result of a decrease of $242,000 in charge-offs during the three months ended December 31, 2013. In addition, nonaccrual loans decreased $663,000, or 12.7%, from December 31, 2012 to December 31, 2013. The allowance for loan losses is based on management’s evaluation of the risk inherent in the loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At December 31, 2013 and 2012, the Bank’s non-accrual loans totaled $4.6 million and $5.2 million, respectively, representing 0.79% and 1.16%, respectively, of total gross loans. At March 31, 2013, nonaccrual loans totaled $5.9 million, or 1.29% of total gross loans. During the three months ended December 31, 2013, the Bank recorded a $28,000 charge off on a multi-family real estate loan. During the three months ended December 31, 2012, the Bank recorded a $270,000 charge off on two one-to four-family loans. At December 31, 2013, non-accrual loans consisted of

-  30  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012 (Cont’d.)

twenty-three loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, and two second mortgage loans secured by one- to four-family residential real estate, while at December 31, 2012, non-accrual loans consisted of twenty-six loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, four second mortgage loans secured by one- to four-family residential real estate, and one second mortgage loan secured by commercial real estate. Included in non-accrual loans at December 31, 2013 are seven loans totaling $1.6 million that are current or less than ninety days delinquent. At December 31, 2012, there were ten loans totaling $1.2 million that were current or less than ninety days delinquent included in non-accrual loans. At March 31, 2013, there were thirteen loans totaling $2.2 million that were current or less than ninety days delinquent included in non-accrual loans. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $773,000, $779,000 and $781,000 at December 31, 2013, March 31, 2013 and December 31, 2012, respectively. The allowance for loan losses amounted to $3.05 million, $2.50 million, and $2.48 million, respectively, at December 31, 2013, March 31, 2013, and December 31, 2012, representing 0.53%, 0.55%, and 0.55% of total gross loans at December 31, 2013, March 31, 2013 and December 31, 2012, respectively.

Non-interest income increased $33,000, or 11.9%, to $311,000 for the three months ended December 31, 2013 from $278,000 for the three months ended December 31, 2012. The increase primarily resulted from an increase in income on bank owned life insurance.

Non-interest expenses increased $187,000, or 5.5%, to $3.61 million for the three months ended December 31, 2013 as compared to $3.43 million for the three months ended December 31, 2012. The increase was primarily the result of an increase of $393,000, or 23.5%, in salaries and employee benefits and $31,000, or 73.8% in legal expense, partially offset by decreases of $73,000, or 25.6%, in directors’ compensation and $162,000, or 29.5% in other expenses. The increase in salaries and employee benefits was mainly due to an increase in costs associated with the hiring of two commercial loan officers in late 2012 and early 2013, along with normal annual salary and benefit expense increases. Legal expense increased as the result of matters related to the hiring of a new chief executive officer. The decrease in directors’ compensation in the 2013 period was primarily the result of an expense recorded in October 2012 in connection with a benefit payout from the directors’ retirement plan as a result of the death of a director. The decrease in other expense was mainly due to a $39,000 decrease in consultants fees, coupled with a $74,000 decrease in real estate owned net operating expense.

Income taxes totaled $907,000 and $688,000 during the three months ended December 31, 2013 and 2012, respectively. The increase of $219,000, or 31.8%, during the 2013 period resulted from an increase in pre-tax income coupled with an increase in the overall effective income tax rate which was 34.1% in the 2013 period compared with 31.2% for the 2012 period.

-  31  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2013 and 2012

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

-  32  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2013 and 2012 (Cont’d.)

Net income decreased $174,000, or 3.4%, to $4.91 million for the nine months ended December 31, 2013 compared with $5.08 million for the same 2012 period. The decrease in net income during the 2013 period primarily was the result of a decrease of $269,000, or 1.5% in net interest income, and an increase of $681,000, or 6.7%, in non-interest expenses, partially offset by a decrease of $78,000, or 10.5%, in provision for loan losses, and an increase of $670,000, or 79.3%, in non-interest income.

	Nine Months Ended December 31,
	2013				2012
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$520,633		$15,433	3.95%	$448,065		$14,715	4.38%
Mortgage-backed securities	325,402		7,822	3.20%	357,284		9,773	3.65%
Investment securities	134,441		1,692	1.68%	158,077		2,464	2.08%
Other interest-earning assets	16,159		133	1.10%	32,737		178	0.72%

Total interest-earning assets	996,635		25,080	3.36%	996,163		27,130	3.63%

Noninterest-earning assets	68,720				62,600

Total assets	$1,065,355				$1,058,763

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	57,798		61	0.14%	57,433		89	0.21%
Savings and Club accounts	151,375		339	0.30%	123,411		261	0.28%
Certificates of deposit	558,358		5,551	1.33%	601,773		7,084	1.57%

Total interest-bearing deposits	767,531		5,951	1.03%	782,617		7,434	1.27%
FHLB advances	82,500		1,568	2.53%	63,866		1,866	3.90%

Total interest-bearing liabilities	850,031		7,519	1.18%	846,483		9,300	1.46%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	15,094				9,570
Other noninterest-bearing liabilities	11,812				16,015

Total noninterest-bearing liabilities	26,906				25,585
Total liabilities	876,937				872,068
Stockholders’ equity	188,418				186,695

Total liabilities and stockholders’ equity	$1,065,355				$1,058,763

Net interest income			$17,561				$17,830

Interest rate spread				2.18%				2.17%
Net interest margin				2.35%				2.39%
Average interest-earning assets to average interest-bearing liabilities	1.17	x			1.18	x

-  33  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2013 and 2012 (Cont’d.)

Interest income on loans increased by $718,000, or 4.9%, to $15.4 million during the nine months ended December 31, 2013, when compared with $14.7 million for the same 2012 period. The increase during the 2013 period resulted from an increase in the average balance of loans of $72.6 million, or 16.2%, when compared to the same period in 2012, partially offset by a decrease in the average yield earned on the loan portfolio of 43 basis points, to 3.95% from 4.38%. The average balance of loans increased primarily as a result of the origination and purchased loan volumes exceeding repayment levels. Interest income on mortgage-backed securities decreased $2.0 million, or 20.0%, to $7.8 million during the nine months ended December 31, 2013, when compared with $9.8 million for the same 2012 period. The decrease during the 2013 period resulted from a decrease of 45 basis points in the average yield earned on mortgage-backed securities to 3.20% from 3.65%, coupled with a decrease of $31.9 million, or 8.9% in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $722,000, or 31.3%, to $1.69 million during the nine months ended December 31, 2013, when compared to $2.46 million during the same 2012 period, due to a decrease of $23.6 million, or 15.0%, in the average balance coupled with a 40 basis point decrease in the average yield to 1.68% from 2.08%. Interest earned on other interest-earning assets decreased by $45,000, or 25.3% to $133,000 during the nine months ended December 31, 2013, when compared to $178,000 during the same 2012 period primarily due to a decrease of $16.6 million, or 50.6%, in the average balance, partially offset by an increase of 38 basis points in yield to 1.10% from 0.72%. The average balances of mortgage-backed securities and investment securities and other interest-earning assets decreased primarily due to cash flows from calls, sales and maturities being partially redeployed into higher yielding loans. The decrease in the average yields earned on most assets categories was due to lower market interest rates for these types of products.

Interest expense on deposits decreased $1.5 million, or 20.0%, to $5.95 million during the nine months ended December 31, 2013, when compared to $7.43 million during the same 2012 period. The decrease was primarily attributable to a decrease of 24 basis points in the cost of interest-bearing deposits to 1.03% from 1.27%, coupled with a decrease of $15.1 million, or 1.9%, in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. Interest expense on borrowed money decreased approximately $298,000, or 16.0%, to $1.57 million during the nine months ended December 31, 2013 when compared with $1.87 million during the same 2012 period. The decrease was primarily attributable to a decrease of 137 basis points in the cost of borrowings to 2.53% from 3.90%, partially offset by an increase of $18.6 million, or 29.2%, in the average balance of borrowings. Net interest income decreased $269,000, or 1.5% during the nine months ended December 31, 2013, to $17.56 million when compared to $17.83 million for the same 2012 period. The $3.5 million increase in average interest-bearing liabilities was primarily due to a decrease of $15.1 million in interest-bearing deposits and an increase of $18.6 million in borrowings. The net interest rate spread increased 1 basis point due to a 28 basis points decrease in the average cost of interest-bearing liabilities, partially offset by a decrease of 27 basis points in the average yield earned on interest-earning assets.

The provision for loan losses decreased $78,000, or 10.5%, to $664,000 during the nine months ended December 31, 2013 as compared to $742,000 for the same period in 2012. The decrease in the provision for loan losses was mainly the result of decreases in net charge-offs from $352,000 during the nine months ended December 31, 2012 to $114,000 during the nine months ended December 31, 2013. In addition the provision decreased in the 2013 period as nonaccrual loans decreased $663,000, or 12.7%, from December 31, 2012 to December 31, 2013. The allowance for loan losses is based on management’s evaluation of the risk inherent in the loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. See “Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012” for a discussion of non-performing and impaired loans as of December 31, 2013, March 31, 2013 and December 31, 2013.

Non-interest income increased $670,000, or 79.3%, to $1.5 million for the nine months ended December 31, 2013, from $845,000 for the comparable period in 2012, mainly due to the 2012 period including a $527,000 loss on debt extinguishment and a $99,000 write-down of land held for sale. Gain on sales of securities totaled $566,000 and $647,000, respectively, for the nine months ended December 31, 2013 and 2012. The gains on the sales of securities in the 2013

-  34  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2013 and 2012 (Cont’d.)

period resulted primarily from the sale of certain mortgage-backed securities which had principal balances remaining of less than 15% of the principal balance purchased. In the 2012 period, FHLB advances totaling $16.2 million which had a weighted average rate of 3.67% were extinguished. This was funded by the sale of $8.2 million of mortgage-backed securities and by cash and resulted in the recording of a $527,000 loss. No such transactions occurred during the nine months ended December 31, 2013. The write-down of land held for sale was on a property which was sold in July 2012. There were no such write-downs for the nine months ended December 31, 2013.

Non-interest expense increased $681,000, or 6.7%, to $10.9 million for the nine months ended December 31, 2013 when compared with $10.2 million for the nine months ended December 31, 2012. The increase was primarily the result of increases of $770,000, or 14.3%, in salaries and employee benefits, and $69,000, or 6.3%, in occupancy expense of premises, partially offset by a decrease of $229,000, or 15.0%, in other expense. The increase in salaries and employee benefits in the 2013 period was mainly due to the hiring of two commercial loan officers in late 2012 and early 2013, along with normal annual salary and benefit expense increases. Occupancy expense of premises increased due to normal annual increases in rent, property taxes, and repairs and maintenance as well as the additional expenses associated with the Bank’s loan department being moved to a new leased location in September 2012. The decrease in other expense was mainly due to a $102,000 decrease in consulting expense, coupled with a $125,000 decrease in real estate owned net operating expense. The decrease in consulting expense was primarily due to the engagement of a consultant in connection with a commercial lending officer hire in 2012 along with expenses related to a salary study. The decrease in real estate owned net operating expenses in the 2013 period was the result of $75,000 in gains on the sales of real estate owned during the 2013 period, which partially offset expenses incurred. As of December 31, 2013, the Bank has no real estate owned.

Income taxes totaled $2.59 million and $2.62 million during the nine months ended December 31, 2013 and 2012, respectively. The decrease of $28,000, or 1.1%, during the 2013 period resulted from lower pre-tax income, partially offset by an increase in the overall effective income tax rate which was 34.6% in the 2013 period compared with 34.0% for 2012.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $15.7 million, or 1.4% of total assets at December 31, 2013, as compared to $41.3 million, or 4.1% of total assets at March 31, 2013.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company on a stand-alone basis is responsible for paying any dividends declared to its shareholders. The Company also may repurchase shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, at December 31, 2013, the Company had liquid assets of $18.6 million.

-  35  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The Company’s liquidity is a product of its operating, investing and financing activities. Cash was generated by operating and financing activities and used by investing activities during the nine months ended December 31, 2013. The primary sources of cash were net income, an increase in deposits, an increase in borrowings, and proceeds from principal repayments, maturities, calls and sales of securities. The primary uses of funds were purchases of securities and loans and net loan originations. Dividends declared and paid totaled $4.6 million during the nine months ended December 31, 2013.

The Company’s primary investing activities are the origination and purchases of loans and the purchases of securities. Net loans amounted to $577.4 million and $456.8 million at December 31, 2013 and March 31, 2013, respectively. Securities, including available for sale and held to maturity issues, totaled $450.2 million and $478.1 million at December 31, 2013 and March 31, 2013, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities, and the sale of securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, the Bank can borrow overnight funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At December 31, 2013, advances from the FHLB amounted to $122.5 million at a weighted average rate of 1.88%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two large financial institutions under unsecured overnight lines of credit at a daily adjustable rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2013, the Bank had outstanding commitments to originate loans totaling approximately $2.0 million for fixed-rate one- to four-family mortgage loans with interest rates ranging from 3.25% to 4.375%, and $1.9 million for adjustable rate loans with initial rates ranging from 3.50% to 3.75%.

At December 31, 2013, the Bank also had commitments outstanding to purchase $6.0 million in adjustable interest rate one- to four-family mortgage loans with initial interest rates ranging from 3.25% to 4.00%, and a $360,000 fixed rate one- to four-family mortgage loan with an interest rate of 4.25%.

In addition, at December 31, 2013, the Bank had outstanding commitments to originate adjustable rate commercial real estate loan totaling approximately $1.6 million with an initial rate of 4.375%, an adjustable multi-family real estate loan of $550,000 with an initial rate of 4.50%, and a multi-family real estate loan of $871,000 with a fixed rate of 4.00%.

At December 31, 2013, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $4.8 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. The Bank also had a commitment of $100,000 for an adjustable rate home equity line of credit with an initial interest rate of 3.25%, and $20,000 for a 4.00% fixed rate home equity loan.

Certificates of deposit due within one year at December 31, 2013 totaled $308.6 million, or 57.3% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. There was one FHLB advance totaling $15.0 million due within one year at December 31, 2013.

-  36  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

Under applicable federal regulations, three separate measurements of capital adequacy (the “Capital Rule”) are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to at least 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets.

The following table sets forth the Bank’s capital position at December 31 and March 31, 2013, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
			Minimum Capital		For Classification as
	Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2013:
Total risk-based capital (to risk-weighted assets)	$170,695	35.79%	$38,158	8.00%	$47,698	10.00%
Tier 1 capital (to risk-weighted assets)	167,645	35.15	19,079	4.00	28,619	6.00
Core (tier 1) capital (to adjusted total assets)	167,645	15.27	43,907	4.00	54,883	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	167,645	15.27	16,465	1.50	—	—
As of March 31, 2013:
Total risk-based capital (to risk-weighted assets)	$168,986	40.52%	$33,366	8.00%	$41,708	10.00%
Tier 1 capital (to risk-weighted assets)	166,486	39.92	16,683	4.00	25,025	6.00
Core (tier 1) capital (to adjusted total assets)	166,486	16.41	40,591	4.00	50,738	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	166,486	16.41	15,222	1.50	—	—

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In July 2013, the OCC and the other federal bank regulatory agencies, issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes for the Company and the Bank a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. Based on our capital levels and statement of condition composition at December 31, 2013, we believe implementation of the new rule will have no material impact on our capital needs.

-  37  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis

The majority of the Bank’s assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. The Bank’s assets consist primarily of mortgage loans, and investment and mortgage-backed securities, which have longer maturities than the Bank’s liabilities, which consist primarily of deposits. As a result, a principal part of the Bank’s business strategy is to manage interest rate risk and reduce the exposure of net interest income to changes in market interest rates. Accordingly, our Board of Directors, through its Enterprise Risk Management Committee, has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management and outside directors, operates under a policy adopted by the Board of Directors, and meets as needed to review the Bank’s asset/liability policies and interest rate risk position.

In order to decrease interest rate risk, the Bank utilizes a variety of asset and liability management strategies such as increasing the amount of adjustable rate loans and short term investments, as well as using longer term Federal Home Loan Bank advances. In addition, the Bank prices longer term certificates of deposit at an attractive rate to extend the average term of our deposits. Due to market conditions and customer demand, these strategies may not be effective in decreasing interest rate risk. In addition, the Bank’s interest rate risk mitigation strategies may be influenced by regulatory guidance and directives. As a result, the Bank may be required to take actions that, while mitigating our interest rate risk, may negatively impact our earnings.

The Bank retains an independent, nationally recognized consulting firm that specializes in asset and liability management to complete the quarterly interest rate risk reports. This firm uses a combination of analyses to monitor the Bank’s exposure to changes in interest rates. The economic value of equity (“EVE”) analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of instantaneously shocked interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. In calculating changes in NPV, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are used.

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

The table below sets forth the estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates as of September 30, 2013, the most recent date the Bank’s interest rate risk was measured. Given the current economic environment, the Bank expects that these changes as of December 31, 2013 do not

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

				Net Interest Income
	Net Portfolio Value (2)				(Decrease) in
		Estimated Increase		Estimated	Estimated Net
Change in Interest Rates	Estimated	(Decrease)		Net Interest	Interest Income
Basis Point (bp) (1)	NPV	Amount	Percent	Income (3)	Amount	Percent
	(Dollars in Thousands)
+200 bp	$115,203	($53,563)	(31.74)%	$23,994	($1,535)	(6.01)%
0	168,766	—	—	25,529	—	—
(100)	189,132	20,366	12.07	25,396	(133)	(0.52)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates at September 30, 2013, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 31.74% decrease in NPV and a $1.5 million, or 6.01%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 12.07% increase in NPV and a $133,000, or 0.52%, decrease in net interest income. NPV is a theoretical liquidation calculation which assumes the Bank is no longer a going concern and the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, this data does not reflect any future actions management may take in response to changes in interest rates, such as changing the mix of assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

-  39  -

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the SEC on June 6, 2013, which could materially affect our business, financial condition and/or operating results. Except as set forth below, as of December 31, 2013, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K and below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Changes in interest rates may hurt our profits and asset value and our strategies for managing interest rate risk may not be effective.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control. At September 30, 2013, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 31.74% decrease in net portfolio value and a $1.5 million, or 6.01%, decrease in net interest income. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities, our profitability could be adversely affected as a result of changes in interest rates.

In order to decrease interest rate risk, we utilize a variety of asset and liability management strategies such as increasing the amount of adjustable rate loans and short term investments, as well as using longer term Federal Home Loan Bank advances. In addition, we price longer term certificates of deposit at an attractive rate to extend the average term of our deposits. Due to market conditions and customer demand, these strategies may not be effective in decreasing our interest rate risk. In addition, our interest rate risk mitigation strategies may be influenced by regulatory guidance and directives. As a result, we may be required to take actions that, while mitigating our interest rate risk, may negatively impact our earnings.

Our planned increase in multi-family and commercial real estate lending could expose us to increased lending risks and related loan losses.

In late 2012, we established a commercial loan department to expand our multi-family and commercial lending activities. Our current business strategy is to continue to increase our originations of multi-family and commercial real estate loans in accordance with our conservative underwriting guidelines. Multi-family and commercial real

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 1A: Risk Factors (Cont’d)

estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Further, the Plan of Conversion will allow us to increase our loans-to-one borrower limit which may result in larger loan balances. In addition, to the extent that borrowers have more than one multi-family or commercial loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential real estate loan. Furthermore, if loans that are collateralized by multi-family or commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

It may also be difficult for us to assess the future performance of newly originated multi-family and commercial real estate loans because our relatively limited experience in this type of lending does not provide us with a significant payment history from which to judge future collectability, especially in the current weak economic environment. Accordingly, these unseasoned loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

Our financial condition and results of operations could be negatively impacted if we fail to grow.

From March 31, 2009 to March 31, 2013, we experienced very little growth, with our total assets increasing only 5.9% in the aggregate and total loans decreasing 2.3% in the aggregate during that four-year period. Further, since becoming a public company in 2004, we have not expanded our operations through the acquisition of any other banks, businesses or branches. In late 2012, we determined to grow our one- to four-family loan portfolio by expanding our origination channels and through loan purchases and we established a commercial loan department to expand our multi-family and commercial lending activities. In addition, after the Plan of Conversion we intend to review acquisition opportunities that we believe will enhance our franchise, further our business strategy and yield long-term financial benefits for our stockholders. While we expect to grow our assets and the scale of our operations, whether through organic growth or acquisitions, achieving these goals requires us to successfully execute our business strategies. Numerous factors will affect our loan growth and diversification strategy, such as our ability to manage our growth, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy, our ability to attract deposits and the continued availability of loan opportunities that meet our conservative underwriting standards. In addition, our ability to expand by acquiring other banks, businesses, or branches is limited by the availability of and competition for attractive business opportunities, our management team’s relative inexperience with such transactions and other risks commonly associated with acquisitions, including, among other things, difficulty in estimating the value and asset quality of a target company, inability to realize the expected revenue increases or cost savings, increases in geographic or product presence, and/or other projected benefits and potential disruption to our business. Failure to effectively grow could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Furthermore, if we grow more slowly than anticipated, our operating results could be adversely affected.

Our business and operations could be negatively affected by our transition to new management.

John A. Celentano, Jr., who formerly served as our Chairman and Chief Executive Officer and as the Chairman of Clifton Savings Bank, and who has served as a director for over 50 years and as an executive officer for over 10 years, and Walter Celuch, who formerly served as our President and as the President and Chief Executive Officer

-  42  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 1A: Risk Factors (Cont’d)

of Clifton Savings Bank and has been affiliated with us for over 25 years, both retired from those positions effective as of December 31, 2013. The Board of Directors appointed Paul M. Aguggia to serve as Chairman, Chief Executive Officer and President of Clifton Savings Bancorp, Inc. Clifton MHC and Clifton Savings Bank, effective January 1, 2014. Mr. Aguggia, a practicing lawyer representing financial institutions for over 25 years, is the former Chairman and leader of the financial institutions practice group of the global law firm Kilpatrick Townsend & Stockton LLP, and has served as Clifton Savings Bank’s primary outside legal counsel for over ten years.

The loss of the services of Messrs. Celentano and Celuch, with over 75 years of combined experience with Clifton Savings Bank, may result in a gap in institutional knowledge that may not be fully replicated with our existing management team and the addition of Mr. Aguggia. In addition, as with any change in personnel at a senior management level, there will be a period of transition as Mr. Aguggia assimilates into his new role. Although Mr. Aguggia has extensive law firm managerial experience, particularly as a result of his role as Chairman of Kilpatrick Townsend & Stockton LLP, and is familiar with us through his service as outside legal counsel, we expect that he will need time to develop a full understanding of the detailed operations of our institution and grow comfortable with business decision making for a financial institution before he reaches full effectiveness. During this transition period, we could experience operational disruptions, and the implementation of our business strategy and growth plans could be negatively affected or delayed. As a result, our ability to successfully transition the operation of our company to new management, and to do so in a timely manner, may have a negative effect on our business results.

Our earnings may be negatively impacted as a result of our plans to grow and diversify our loan portfolio.

As a result of our strategy to grow and diversify our loan portfolio by increasing our multi-family and commercial real estate lending activities, we will likely incur increased operating expenses associated with the hiring of additional personnel and the addition of appropriate infrastructure that will be necessary to implement this strategy. These expenses will relate to salaries and employee benefits for additional staff, increased marketing efforts, investment in technology and developing our business and checking products to better serve commercial customers. We anticipate that we will generate sufficient income to offset the expenses related to this growth and diversification strategy, but we cannot assure you that our increased lending efforts will be immediately accretive to earnings.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Our non-performing assets and troubled debt restructurings increased from $265,000 at March 31, 2008 to $6.1 million at March 31, 2013. Since that time, the amount of non-performing assets and troubled debt restructurings has declined to $5.1 million at December 31, 2013. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process in New Jersey and extended workout plans with certain borrowers. As we work through the resolution of these assets, continued economic problems may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

-  43  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 1A: Risk Factors (Cont’d)

Our emphasis on residential mortgage loans exposes us to lending risks.

At December 31, 2013, $518.4 million, or 89.6%, of our loan portfolio was secured by one- to four-family real estate and we intend to continue to emphasize this type of lending after the conversion. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in our local housing market has reduced the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in northern New Jersey. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.

If our allowance for loan losses is not sufficient to cover actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Our emphasis on loan growth and on increasing our portfolio of multi-family and commercial real estate loans, as well any future credit deterioration, could also require us to increase our allowance further in the future.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Our plans to return excess capital to stockholders are limited by extensive government regulation.

Government regulations and regulatory policies may affect our ability to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions. After the offering, we intend to manage our capital position, using appropriate capital management tools, to return excess capital to our stockholders. In particular, we expect to resume stock repurchases after completion of the conversion subject to market conditions and regulatory restrictions. Under current federal regulations, subject to certain exceptions, we may not repurchase

-  44  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 1A: Risk Factors (Cont’d)

shares of our common stock during the first year following the completion of the conversion. Further, Federal Reserve Board policy generally limits our ability to repurchase stock in certain circumstances. In addition, following the completion of the conversion we intend to continue the payment of regular quarterly dividends. Initially, we expect the quarterly dividends to be $0.05 per share, which equals $0.20 per share on an annualized basis. Federal Reserve Board policy limits our ability to pay dividends and provides for prior regulatory review of capital distributions in certain circumstances.

Our strategy of transitioning from higher-rate non-core deposits to lower cost core deposits may not be successful.

Core deposits, including checking, savings and money market accounts, are a lower cost source of funds than time deposits, and we have made a concerted effort to increase lower-cost transaction and savings deposit accounts and reduce our dependence on traditionally higher cost certificates of deposit. Our current strategy is to competitively price our core deposits in order to increase core deposit relationships. In addition, we also occasionally introduce new products or offer promotional deposit rates on certain deposit products in order to attract deposits. Accordingly, during the year ended March 31, 2013, we began pricing deposits to allow for a controlled outflow of higher-rate non-core deposits in order to maintain the net interest margin and spread in the current economic environment. As a result of this strategy, deposits decreased $62.9 million, or 7.5%, to $774.5 million at December 31, 2013 from $837.4 million at March 31, 2011. In addition, our ratio of certificates of deposit to total deposits has decreased from 78.1% at March 31, 2011 to 70.0% at December 31, 2013. Certificates of deposit due within one year of December 31, 2013 totaled $308.6 million, or 39.8% of total deposits. If these deposits do not remain with us and if we are not successful in attracting lower cost core deposits, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014.

Regulation of the financial services industry is undergoing major changes, and we may be adversely affected by changes in laws and regulations.

We are subject to extensive government regulation, supervision and examination. Such regulation, supervision and examination govern the activities in which we may engage, and is intended primarily for the protection of the deposit insurance fund and our depositors.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation affecting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate and has restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated Clifton Savings Bank, into the Office of the Comptroller of the Currency, and assigning the regulation of savings and loan holding companies, including old Clifton, to the Federal Reserve Board. The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. As required by the Dodd-Frank Act, the federal banking regulators have proposed new consolidated capital requirements that will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Clifton Savings Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations may not be known for years until final regulations implementing the statute are adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

-  45  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 1A: Risk Factors (Cont’d)

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. These actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions and may result in restrictions in our operations.

Strong competition within our market area could hurt our profits and slow growth.

Our profitability depends upon our continued ability to compete successfully in our market area. Although we consider ourselves competitive in our market area, we face intense competition both in making loans and attracting deposits. We continue to face stiff competition for one- to four-family residential loans from other financial service providers, particularly large national residential lenders. Other competitors for one- to four-family residential loans include credit unions and mortgage brokers which keep overhead costs and mortgage rates down by selling loans and not holding or servicing them. Our competitors for multi-family and commercial real estate loans include other community bank commercial lenders, many of which are larger than us and have greater resources and lending limits than we have and offer services that we do not provide. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. We expect competition to remain strong in the future even though there are increased legislative, regulatory and technological changes and a continuing trend of consolidation in the financial services industry.

We may have unanticipated credit risk in our investment and mortgage-backed securities portfolio.

At December 31, 2013, $450.2 million, or 41.0%, of our assets consisted of investment and mortgage-backed securities, $318.8 million, or 29.0%, of which were issued by, or have principal and interest payments guaranteed by, Fannie Mae or Freddie Mac. On September 7, 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac into federal conservatorship. Although the federal government has committed substantial capital to Fannie Mae and Freddie Mac, these credit facilities and other capital infusions may not be adequate for their needs. If the financial support is inadequate, or if additional support is not provided when needed, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations. As a result, the future roles of Fannie Mae and Freddie Mac could be significantly altered. Failure by Fannie Mae or Freddie Mac to honor their guarantees or obligations, or a significant restructuring of their roles, could have a significant adverse effect on the market value and cash flows of the investment and mortgage-backed securities we hold, which could result in substantial losses.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security or operational integrity of those systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

-  46  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 1A: Risk Factors (Cont’d)

Improvements in technology may increase our costs and impact our growth strategies.

We plan to update existing technologies and implement new technologies to enhance the customer experience and ultimately increase the efficiency of our operations. We believe such technological changes are necessary to be able to effectively compete in our marketplace. Such changes could increase expenses. In addition, we may experience delays in acquisition and implementation of new technologies which could further increase costs and adversely impact our growth strategies. In connection with the technology improvements, we intend to change our data services provider during fiscal 2015, which will result in additional data conversion costs.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended December 31, 2013.

(b)	Use of Proceeds. Not applicable.

(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2013.

			Total Number	Maximum
			of Shares	Number of Shares
	Total		Purchased as	That May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plan	the Plans or
Period	Purchased	Per Share	or Programs	Programs (1)
October 1—October 31, 2013	—	$—	—	278,600
November 1—November 30, 2013	—	—	—	278,600
December 1—December 31, 2013 (2)	400	12.74	—	278,600

Total	400	$12.74	—

(1)	On November 29, 2012, the Company announced that the Board of Directors had approved its tenth stock repurchase program authorizing the Company to repurchase up to 280,000 shares of the Company’s common stock.
(2)	Represents repurchase of 400 shares of forfeited restricted stock due to a participant’s discontinued employment with the Bank.

ITEM 3. Defaults Upon Senior Securities

None.

-  47  -

CLIFTON SAVINGS BANCORP, INC. AND SUBSIDIARIES

PART II

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of this report:

2.1	Amended and Restated Plan of Conversion and Reorganization (1)

3.1	Charter of Clifton Savings Bancorp, Inc. (2)

3.2	Bylaws of Clifton Savings Bancorp, Inc. (3)

4.1	Specimen Stock Certificate of Clifton Savings Bancorp, Inc. (2)

10.1	Employment Agreement between Clifton Savings Bancorp, Inc. and Paul M. Aguggia* (1)

10.2	Employment Agreement between Clifton Savings Bank and Paul M. Aguggia* (1)

10.3	Employment Agreement, as amended, between Clifton Savings Bancorp, Inc. and Christine R. Piano* (1)

10.4	Employment Agreement, as amended, between Clifton Savings Bank and Christine R. Piano* (1)

10.5	Employment Agreement, as amended, between Clifton Savings Bank and Bart D’Ambra* (1)

10.6	Employment Agreement, as amended, between Clifton Savings Bank and Stephen Hoogerhyde* (1)

10.7	Amended and Restated Clifton Savings Bank Supplemental Executive Retirement Plan* (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements (detail tagged).

*	Management contract or compensation plan arrangement.
(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2013 (File No. 000-50358).
(2)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004 (File No. 000-50358).
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2007 (File No. 000-50358).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON SAVINGS BANCORP, INC.

Date: February 7, 2014	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman of the Board, Chief Executive
Officer and President
(Principal Executive Officer)

Date: February 7, 2014	By:	/s/ Christine R. Piano
Christine R. Piano
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting
Officer)